Form 10QSB
period 1995-09-30
SYSTEMS WEST INC
filed 1995-11-14
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  September 30, 1995

Commission file number:  33-15682-LA

Exact name of small business issuer as specified in its charter:
Systems West, Inc.

State or other jurisdiction of incorporation or organization:
Colorado

IRS Employer Identification No.:  94-3026545

Address of principal executive offices:
27880 Dorris Drive, Carmel, CA 93923

Issuer's telephone number:  (408) 625-6911

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
November 1, 1995:    1,066,749

This Form 10-QSB is not covered by an accountant's report

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              September 30, 1995 (unaudited)
              and June 30, 1995                        Page 3
            Statements of Operations
              Three months ended September 30,
              1995 and 1994 (unaudited)                Page 5
            Statements of Cash Flows
              Three months ended September 30,
              1995 and 1994 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 10

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                    September 30,      June 30,
                                        1995             1995
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                   13,613           3,215
  Receivables, net of allowance for
    doubtful accounts                   323,676         299,493
  Inventory
    Costs & estimated earnings on
      long-term contracts                    --           6,109
    Work-in-process                      35,852          29,204
    Computer parts                       67,891          49,285
  Prepaid expenses                        3,085           8,023
                                        _______         _______
        Total current assets            444,117         395,329

FURNITURE AND EQUIPMENT, net of
  $50,696 and $48,878 of
  accumulated depreciation               20,951          22,769

PROTOTYPE EQUIPMENT, net of
  $67,479 and $64,305 of
  accumulated depreciation               36,835          40,009

Deposits                                  1,474           1,474
                                        _______         _______
                                        503,377         459,581


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30,     June 30,
                                          1995           1995
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Note payable                           50,000         130,000
  Accounts Payable                      106,612          98,685
  Accrued Liabilities                   162,867         147,248
  Payables - officers/directors         139,285         140,626
  Current portion of capitalized
    lease obligation                      1,738           1,738
  Deferred Revenue/LT Contracts          16,730          20,300
    Total current liabilities           477,232         538,597

Capitalized lease obligation              6,697           7,107

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,066,749 shares issued and
    outstanding                       1,703,746       1,703,746
  Additional paid-in capital            160,435         160,435
  Accumulated deficit                (1,844,741)     (1,950,312)
    Total stockholders' equity           19,448         (86,123)

                                        503,377         459,581

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                                          Three Months Ended
                                             September 30
                                       1995                1994
                                    _____________________________

Revenues
  Sales                               390,231            115,257

Costs and expenses
  Cost of sales                       191,419            107,533
  Marketing                            16,079             15,992
  Research and development              3,108                301
  General and administrative           74,054             66,220
                                      _______            _______
                                      284,660            190,046

Net income (loss)                     105,571            (74,789)

Net income (loss) per common share       .099              (.068)

Weighted average common shares      1,066,749          1,095,320

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                  Three Months Ended September 30
                                            1995          1994
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                        105,571       (74,789)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          4,992         5,005
      (Increase) decrease in receivables   (24,183)      (35,881)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                            6,109       383,732
      (Increase) decrease in inventories   (25,254)      (40,110)
      (Increase) decrease in prepaid
        expenses/deposits                    4,938         9,673
      Increase (decrease) in accounts
        payable                              7,927        18,553
      Increase (decrease) in accrued
        liabilities and customer deposits   15,619        (4,791)
      Increase (decrease) in payables--
        officers/directors                  (1,341)        2,953
      Increase (decrease) in deferred
        revenue                             (3,570)          -0-
           Net cash provided by (used in)
           operating activities             90,808       264,345

Cash flows from investing activities
  Acquisition of prototype equipment            --        (1,076)
                                            ______       _______
           Net cash used in investing
           activities                           --        (1,076)
                                            ______       _______

Cash flows from financing activities
  Payments on line of credit                80,000       334,688
  Payments on capital lease                    410           351
                                            ______       _______
           Net cash used in financing
           activities:                     (80,410)     (335,039)




Net increase (decrease) in cash and
  cash equivalents                          10,398       (71,770)

Cash and cash equivalents at beginning
  of period                                  3,215        87,442
                                            ______       _______

Cash and cash equivalents at end of
  period                                    13,613        15,672

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                   4,054         4,383

See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at September 30, 1995 and 1994 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1995 includes audited financial statements as of June 30, 1995 and 1994, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

2.  STOCKHOLDERS' EQUITY

On May 25, 1993, the Company's shareholders approved a 1 for 400 reverse split of the Company's common stock and preferred stock, and increased the authorized capital stock of the Company to 5,000,000 shares of no par value common stock and 1,000,000 shares of $.01 par value preferred stock. Retroactive effect has been given to all share and per share data in the accompanying financial statements.

The Series A preferred stock has a $40.00 per share liquidation preference and is convertible to common stock on an eighteen for one basis at the option of the holders. The preferred stock may be redeemed at any time at $40.00 per share, at the election of the Board of Directors of the Company.

The Company has authorized but unissued shares of preferred stock which may be issued in such series and preferences as determined by the Board of Directors.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Systems West, Inc. posted net income of $105,571 on gross sales of $390,231 in the first quarter of fiscal year 1996. This successful quarter resulted from healthy revenue increases and repeat project business with strong margins. The Company has a firm backlog in excess of 375,000 as of 9/30/95, most of which is deliverable in quarter two and three of 1996. Management remains optimistic about the fiscal year sales projections and overall performance.

The Company continues to be constrained by insufficient working capital to support effective levels of production and sales activity. Current working capital is supplemented by export loans guaranteed by the California Export Finance Office on international business.

Additional investors and/or partners are currently actively being sought, to enable the Company to capitalize on the significant worldwide opportunities available with the current products.

FINANCIAL CONDITION

At September 30, 1995, the Company had a working capital
(deficiency) of $(33,115) as compared to a working capital
(deficiency) of $(23,170) at September 30, 1994.

Systems West, Inc. has received an extended line of credit valuedat $95,000 guaranteed by the California Export Finance Office. This directed line of credit, along with the Company's limited working capital, is supporting Systems West's short-term working capital requirements.

PART II. OTHER INFORMATION

No information is included in answer to Items 1, 2, 3, 4, 5, or 6 under Part II as the Items are either not applicable or, if applicable, the answer is negative.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                     11/10/95     Kenneth W. Ruggles
                      (Date)          (Signature)

                     11/10/95     Douglas S. Timms
                      (Date)          (Signature)