Form 10QSB
period 1995-12-31
SYSTEMS WEST INC
filed 1996-02-15
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  December 31, 1995

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
February 1, 1996:    1,066,749

This Form 10-QSB is not covered by an accountant's report

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              December 31, 1995 (unaudited)
              and June 30, 1995                        Page 3
            Statements of Operations
              Three months and six months ended
              December 31, 1995 and 1994 (unaudited)   Page 5
            Statements of Cash Flows
              Six months ended December 31,
              1995 and 1994 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 10

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                     December 31,      June 30,
                                        1995             1995
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                  136,040           3,215
  Receivables, net of allowance for
    doubtful accounts                    70,029         299,493
  Inventory
    Costs & estimated earnings on
      long-term contracts               132,397           6,109
    Work-in-process                      13,912          29,204
    Computer parts                       85,661          49,285
  Prepaid expenses                           --           8,023
                                        _______         _______
        Total current assets            438,039         395,329

FURNITURE AND EQUIPMENT, net of
  $52,514 and $48,878 of
  accumulated depreciation               14,954          22,769

PROTOTYPE EQUIPMENT, net of
  $70,653 and $64,305 of
  accumulated depreciation               49,302          40,009

Deposits                                  1,474           1,474
                                        _______         _______
                                        503,769         459,581


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December 31,     June 30,
                                          1995           1995
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Deposits                                   80              --
  Note payable                               --         130,000
  Accounts Payable                       58,033          98,685
  Accrued Liabilities                   190,377         147,248
  Payables - officers/directors         140,882         140,626
  Current portion of capitalized
    lease obligation                      8,268           1,738
  Deferred Revenue/LT Contracts          13,160          20,300
    Total current liabilities           410,800         538,597

Capitalized lease obligation             11,712           7,107

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,066,749 shares issued and
    outstanding                       1,703,746       1,703,746
  Additional paid-in capital            160,435         160,435
  Accumulated deficit                (1,782,932)     (1,950,312)
    Total stockholders' equity           81,257         (86,123)

                                        503,769         459,581

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                         Three Months Ended    Six Months Ended
                             December 31          December 31
                          1995       1994       1995       1994
                      ___________________________________________

Revenues
  Sales                 373,642    142,336    763,873    257,593

Costs and expenses
  Cost of sales         145,177    104,836    336,596    212,368
  Marketing              90,492     10,610    106,571     26,603
  Research and
    development           8,325        464     11,432        765
  General and
    administrative       67,839     46,028    141,893    111,448
                        _______    _______    _______    _______
                        311,833    161,938    596,492    351,984

Net income (loss)        61,809    (19,602)   167,381    (94,391)

Net income (loss)
  per common share          .06      (.018)       .16      (.087)

Weighted average
  common shares       1,066,749  1,095,320  1,066,749  1,095,320

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                     Six Months Ended December 31
                                            1995          1994
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                         167,381     (94,391)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization           9,984       9,918
      (Increase) decrease in receivables    229,464     (37,690)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                          (126,288)    306,487
      (Increase) decrease in inventories    (21,084)    (22,751)
      (Increase) decrease in prepaid
        expenses/deposits                     8,023      13,265
      Increase (decrease) in accounts
        payable                             (40,652)     19,264
      Increase (decrease) in accrued
        liabilities and customer deposits    58,628      26,885
      Increase (decrease) in payables--
        officers/directors                      256       3,489
      Increase (decrease) in deferred
        revenue                             <22,560>        -0-
                                            ________    ________
           Net cash provided by (used in)
           operating activities             263,152     224,476

Cash flows from investing activities
  Acquisition of furniture & equipment        4,179         -0-
  Acquisition of prototype equipment        (15,641)     (1,076)
                                            ________    ________
           Net cash used in investing
           activities                       (11,462)     (1,076)
                                            ________    ________

Cash flows from financing activities
  Proceeds from line of credit                  -0-      28,321
  Payments on line of credit               (130,000)   (334,688)
  Payments on capital lease                  11,135        (719)
                                           _________   _________
           Net cash used in financing
           activities:                     (118,865)   (307,086)




Net increase (decrease) in cash and
  cash equivalents                          132,825     (83,686)

Cash and cash equivalents at beginning
  of period                                   3,215      87,442
                                            _______     _______

Cash and cash equivalents at end of
  period                                    136,040       3,756

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                    5,482       5,302

See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at December 31, 1995 and 1994 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1995 includes audited financial statements as of June 30, 1995 and 1994, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Systems West, Inc. posted net income of $61,809 on gross sales of $373,642 in the second quarter of fiscal year 1996. This successful quarter resulted from healthy revenue increases and repeat project business with strong margins. The Company has a firm backlog in excess of $121,000 as of 12/31/95, most of which is deliverable in quarter three of 1996. Management remains optimistic about the fiscal year sales projections and overall performance. In February 1996, the Company booked a defense subcontract order for $725,000. For fiscal year 1996, management anticipates revenues of approximately $1,400,000 and pretax profitability of $200,000.

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

FINANCIAL CONDITION

At December 31, 1995, the Company had a working capital surplus of $27,239 as compared to a working capital (deficiency) of $(38,285) at December 31, 1994.

Currently, Systems West, Inc. does not require an extended line of credit guaranteed by the California Export Finance Office.
This directed line of credit, along with the Company's limited working capital, supports Systems West's short-term working capital requirements.

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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                      2/14/96     Kenneth W. Ruggles
                      (Date)          (Signature)

                      2/14/96     Douglas S. Timms
                      (Date)          (Signature)