Form 10QSB
period 1996-03-31
SYSTEMS WEST INC
filed 1996-05-16
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  March 31, 1996

Commission file number:  33-15682-LA

Exact name of small business issuer as specified in its charter:
Systems West, Inc.

State or other jurisdiction of incorporation or organization:
Colorado

IRS Employer Identification No.:  94-3026545

Address of principal executive offices:
3239 Imjin Road, Marina, CA 93933

Issuer's telephone number:  (408) 582-1050

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

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              March 31, 1996 (unaudited)
              and June 30, 1995                        Page 3
            Statements of Operations
              Three months and nine months ended
              March 31, 1996 and 1995 (unaudited)      Page 5
            Statements of Cash Flows
              Nine months ended March 31,
              1996 and 1995 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 10

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                      March 31,        June 30,
                                        1996             1995
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                   92,583           3,215
  Receivables, net of allowance for
    doubtful accounts                    94,597         299,493
  Inventory
    Costs & estimated earnings on
      long-term contracts               117,428           6,109
    Work-in-process                      26,536          29,204
    Computer parts                       85,930          49,285
  Prepaid expenses                           --           8,023
                                        _______         _______
        Total current assets            417,074         395,329

FURNITURE AND EQUIPMENT, net of
  $53,569 and $48,878 of
  accumulated depreciation               16,639          22,769

PROTOTYPE EQUIPMENT, net of
  $73,827 and $64,305 of
  accumulated depreciation               52,008          40,009

Deposits                                  4,474           1,474
                                        _______         _______
                                        490,195         459,581


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March 31,       June 30,
                                          1996           1995
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Deposits                                   80              --
  Note payable                               --         130,000
  Accounts Payable                      137,658          98,685
  Accrued Liabilities                    89,480         147,248
  Payables - officers/directors         140,509         140,626
  Current portion of capitalized
    lease obligation                      6,530           1,738
  Deferred Revenue/LT Contracts           9,590          20,300
                                        _______         _______
    Total current liabilities           383,847         538,597

Capitalized lease obligation             11,125           7,107

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,066,749 shares issued and
    outstanding                       1,703,746       1,703,746
  Additional paid-in capital            160,435         160,435
  Accumulated deficit                (1,768,966)     (1,950,312)
                                      _________       _________
    Total stockholders' equity           95,223         (86,123)
                                      _________       _________
                                        490,195         459,581

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                         Three Months Ended   Nine Months Ended
                               March 31            March 31
                          1996       1995      1996       1995
                      ___________________________________________

Revenues
  Sales                 279,702    322,398  1,043,575    579,956

Costs and expenses
  Cost of sales         137,286    257,198    473,882    470,332
  Marketing              53,428     20,665    159,999     47,268
  Research and
    development           9,914      5,996     21,347      6,761
  General and
    administrative       65,108     56,069    207,001    167,517
                        _______    _______    _______    _______
                        265,736    339,928    862,229    691,878

Net income (loss)        13,966    (17,530)   181,346   (111,922)

Net income (loss)
  per common share         .013      (.016)     (.017)     (.102)

Weighted average
  common shares       1,066,749  1,095,320  1,066,749  1,095,320

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                       Nine Months Ended March 31
                                            1996          1995
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                         181,346    (111,922)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          14,213      14,910
      (Increase) decrease in receivables    204,896    (178,459)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                          (111,319)    320,732
      (Increase) decrease in inventories    (33,977)    (34,230)
      (Increase) decrease in prepaid
        expenses/deposits                     5,023      12,108
      Increase (decrease) in accounts
        payable                              38,973      63,179
      Increase (decrease) in accrued
        liabilities and customer deposits   (57,688)     92,309
      Increase (decrease) in payables--
        officers/directors                     (117)      7,066
      Increase (decrease) in deferred
        revenue                             (10,710)        -0-
                                            ________    ________
           Net cash provided by (used in)
           operating activities             230,640     185,693
                                            ________    ________
Cash flows from investing activities
  Acquisition of furniture & equipment        1,439         -0-
  Acquisition of prototype equipment        (21,521)     (1,076)
                                            ________    ________
           Net cash used in investing
           activities                       (20,082)     (1,076)
                                            ________    ________

Cash flows from financing activities
  Proceeds from line of credit                  -0-    (270,178)
  Payments on line of credit               (130,000)         --
  Payments on capital lease                   8,810      (1,099)
                                           _________   _________
           Net cash used in financing
           activities:                     (121,190)   (271,277)
                                           _________   _________



Net increase (decrease) in cash and
  cash equivalents                           89,368     (86,660)

Cash and cash equivalents at beginning
  of period                                   3,215      87,442
                                            _______     _______

Cash and cash equivalents at end of
  period                                     92,583         782
                                            _______     _______
Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                    7,340       7,732
                                            _______     _______

See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at March 31, 1996 and 1995 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1995 includes audited financial statements as of June 30, 1995 and 1994, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Systems West, Inc. posted net income of $13,966 on gross sales of $279,702 in the third quarter of fiscal year 1996. This successful quarter resulted from repeat project business with strong margins. The Company has a firm backlog in excess of $621,000 as of 3/31/96, most of which is deliverable by quarter one-end of 1997. Management remains optimistic about the fiscal year sales projections and overall performance. For fiscal year 1996, management anticipates revenues of approximately $1,400,000 and pretax profitability of $200,000.

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

FINANCIAL CONDITION

At March 31, 1996, the Company had a working capital surplus of $33,227 as compared to a working capital (deficiency) of $(51,204) at March 31, 1995.

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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                      3/13/96     Kenneth W. Ruggles
                      (Date)          (Signature)

                      3/13/96     Douglas S. Timms
                      (Date)          (Signature)