Form 10KSB
period 1996-06-30
SYSTEMS WEST INC
filed 1996-09-27
CIK 819346

Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the fiscal year ended:
June 30, 1996

Commission file number:  33-15682-LA

Name of small business issuer in its charter:  Systems West, Inc.

State or other jurisdiction of incorporation or organization:
Colorado

IRS Employer Identification No.:  94-3026545

Address of principal executive offices:
3239 Imjin Road, Marina, CA 93933

Issuer's telephone number:  (408) 582-1050

Securities to be registered under Section 12(b) of the Act:  None

Securities to be registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X

Issuer's revenues for its most recent fiscal year:  $1,333,477

Aggregate market value of voting stock held by non-affiliates as of September 18, 1996 (computed by using the average of the bid and ask prices for the Company's Common Stock as quoted in the National Quotation Bureau, Inc., commonly known as the "Pink Sheets") (based on 692,374 shares of nonaffiliated stock outstanding): $160,977

Shares of common stock, no par value, outstanding as of September
18, 1996:  1,066,748
Documents incorporated by reference:  None


                            PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(A)  BUSINESS DEVELOPMENT.

Systems West, Inc. (the "Company" or "Systems West") is organized under the laws of the State of Colorado and continues the business of its predecessor, Systems West, Inc., a corporation formed under Nevada law in December 1986. The Company's executive offices are located at 3239 Imjin Road, Marina, California, 93933, and its telephone number is (408) 582-1050. Its mailing address is Post Office Box 222019, Carmel, California 93922.

The Company manufactures weather satellite ground receiving stations. These stations receive radio transmissions directly from weather satellites containing pictures of the earth and its weather and convert these transmissions into high-resolution images of and data about the earth and its atmosphere.

The Company produces a unified set of products that are delivered in a broad range of configurations to meet specific customer requirements for weather satellite data. Common technology is used in all systems ranging from the low-cost Model 2080 land ground station through the high-end Model 6000 High Resolution Picture Transmission (HRPT) station. The use of common technology has reduced development and production costs and allows the Company to produce a highly competitive product that can be tailored to specific customer needs.

In 1994, Systems West, Inc. returned a profit of $2,003 on a revenue base of $1,154,480. In 1995, Systems West sustained a loss of $188,586 on a revenue base of $717,608. In 1996, Systems
West returned a profit of $233,889 on a revenue base of $1,333,477.

Revenues of the Company relating from business are itemized in the Statement of Operations for the Company. See "Financial
Statements."

(B)  BUSINESS OF ISSUER.

Systems West, Inc. produces systems that read images from weather satellites. The Company's receivers are configured according to the source of the transmission.

(1) Model 2080 Weather Information Processor. A desktop weather satellite data receiving system that has become an industry leader in its technology and reliable operation.

(2) Model 4080 Weather Information Processor. A mobile and marine system weather satellite data receiving system that has become popular for use on luxury yachts, fishing vessels, ocean racing vessels, and military ships and mobile facilities.

(3) Model 5380 Digital Readout Station. A high-performance digital system that reads out images from high-resolution satellite systems. Systems West digital stations are installed in Japan, the United States, and throughout Latin America.

(4) Model 6000 Digital Readout Station. A high-performance digital system that reads out images from high-resolution polar-orbiting satellite systems.

Satellite Technology and Weather Applications

Background. Weather satellites provide technologically-advanced weather and ocean information to support the public safety, and to benefit a variety of commercial operations such as aviation and marine operations. Receipt of images from these satellites requires receiver and computer systems to receive and process data.

Marketplace. The Company's satellite weather satellite ground station systems are intended to address the need of a perceived market niche for an integrated, affordable, high-quality satellite data collection, computing and display system.

Technology. The Company's Digital and Analog Systems use existing microcomputer technology, largely off-the-shelf components, and Company-developed, proprietary computer hardware, radio receiver hardware, and computer programs to receive and process and display satellite data.

(1)  Off-the-Shelf Technology

Personal Computer Technology. The wide use of personal computers has resulted in the availability of powerful computing systems capable of supporting sophisticated user applications, including satellite image acquisition and image processing, at reasonable costs. Presently, the power of these systems increases every year, while the prices have continued to decline. The Company and its customers have benefited from these price declines, allowing the competitive marketing of its products.

(2)  Company Proprietary Technology

Company proprietary technology consists of special hardware devices designed and produced by the Company. The use of its common technology philosophy has allowed the Company to maintain leading-edge technology while offering competitive systems. It has also expanded the proprietary technology base of the Company with products that can be independently marketed.

Data Manager Card. The Data Manager Card is an intelligent processor card designed to manage all of the major analog satellite data streams into and out of the computer while the computer is largely available for other tasks. The Data Manager Card contains five micro-computers and its own memory bank, each in the form of tiny chip-size units. The Data Manager Card is programmed to enable the system to handle a number of data streams simultaneously.

Digitally-Tuned Receiver. The digitally-tuned weather satellite signals receiver provides a compact computer-tuned receiver. The Systems West, Inc. digitally-tuned receiver has been significantly upgraded during this fiscal year, providing a more reliable and cost-competitive product. The digitally-tuned receiver manufactured by the Company has become the basis of all of the Company's systems.

Digital Signal Processing Card. This card provides for the very-high-speed processing of the high-data-rate digital broadcasts from advanced weather satellites. The capability of the card has been enhanced and generalized to process data from many different satellites. The card has been upgraded during this year, allowing the processing of high-volume data broadcasts from the newly-launched GOES-8 satellite.

Image Processing System. The Company has developed advanced image processing software to interpret satellite images.

Serial Data Transfer Card. The serial data transfer card is a new product, introduced in 1994. The card allows the capture of or the transmission of high-speed serial data by a personal computer. The card is designed to work with high-speed digital telemetry applications such as T1 telephone service and satellite digital broadcasts. The card performs as a digital data simulator for product development, and as the primary element of a raw data telemetry recorder using Systems West, Inc. software.

Product Development

During the past year the product line has been upgraded to the new OS/2 operating system to expand the functionality of its digital system.

Production

Components used in the Company's products are manufactured by third-party subcontractors. They are assembled and tested by the Company prior to shipment.

Marketplace

The market for Company products includes national and local governments, specialized commercial users such as shipping companies, fishing industries, oil and mineral exploration companies, small radio/television stations and public utility companies.

International Weather Services. In the international weather services market, the WMO in Geneva has a membership of 114 nations with requirements for the products currently produced by the Company. The Company has been successful selling to this market.

Global Fishing and Marine. Racing yachts, fishing vessels, and open-ocean cruising vessels have been an expanding market for Systems West, Inc. systems. The Company systems have been deployed on racing boats that have participated in the Whitbread around-the-world race, the Globe Challenge around-the-world race, and in a variety of pleasure craft involved in racing and in open ocean cruising worldwide.

North American Market. In the North American market, users include small television stations, public utilities and exploration companies. Military users include the United States
Army and Canadian Navy, and weather services providers.

Military Market. Systems West, Inc. systems are gaining a strong reputation for consistent and reliable operation in the military market. The past year has seen a significant market growth with the U.S. Army. The Company is also delivering product to overseas military and naval organizations including the British Meteorological Office for the Royal Air Force. The proven rugged designs of Systems West, Inc. systems are believed to provide a continued strong growth in military systems.

Competition. The Company is marketing its Series 4080 and 2080 Systems in a price range of from $15,500 to $22,750. Depending upon the hardware and software capabilities which the customer orders, the Company is marketing the digital systems in a price range of $50,000 or higher.

There are at least three major suppliers of "top-end" systems for handling satellite data. These companies are well capitalized. They focus on systems which are much larger and much more expensive (mostly in the $100,000 to $500,000 range) than those of the Company. Three of these larger companies are trying to move into the lower cost microprocessor-based market targeted by the Company and there is no assurance that the Company will be able to effectively compete against them. The Company strategy has been to substantially improve the performance of its "top-end" products and to seek partners and alliances to improve its market position.

Since the Company started marketing its initial products, a number of other small companies have appeared with products which copy the features of the Company's products, however few have survived. Management views this competition as a beneficial development and at the same time one for concern. The appearance of competition helps validate the existence of the market and assist in the development of the market. The competition also provides additional opportunities for customer education to create and develop the market. However, the marketplace may become overpopulated with vendors compared to the perceived customer base.

Manufacturing and Sources of Raw Materials

The Company has contracted with unaffiliated third parties to manufacture component systems. The Company integrates the manufactured components with Company-produced software products and maintains a quality control program whereby Company personnel
test and inspect the products prior to delivery.    While the
Company has multiple sources for most of its purchased materials and components, there is some reliance on small numbers of outside production sources and, therefore, risk of delay in the delivery of key components.

Government Regulation

The Export Administration Act of 1979 (the "Export Act") contains the basic provisions for U.S. export control. This act has been amended by the Export Administration Acts of 1981 and 1985 and is supplemented by the U.S. Export Administration Regulations issued by the U.S. Department of Commerce. The Export Act and the Regulations list three general policy guidelines for the use of export controls, providing that export controls should be applied to exports which:

1. Would make a significant contribution to the military potential of other countries which would be detrimental to U.S.
national security;

2. Are in short supply in the United States and are in demand abroad; or

3.  Can significantly further the foreign policy of the United
States or fulfill its international obligations.

It is the stated policy of the Congress to encourage trade with all countries with which the United States has diplomatic or trading relations, except those countries with which trade has been determined by the President to be against the national interest.

The Export Administration Regulations require the Company to apply for export licenses authorizing the export of the Company's products to certain foreign countries. The Company has registered with the Department of Commerce and received GTE license D70504, effective April 22, 1987, allowing temporary exports for use abroad of the Company's systems. Licenses for permanent export of the Company's systems are in part covered by General Licenses which authorize export without application, and in part require a validated license for each specific export issued pursuant to an application filed by the Company. An export application is made as each new contract for the sale of the Company's products is consummated. Thereafter, the application review procedure takes approximately 60 days.
License approval in these cases will depend on the ultimate consignee and the particular end use.

The Export Administration Regulations provide advisory notes as to the likelihood of export licenses being granted for certain commodities and destinations. It is fully expected that export authorization will be granted for the Company's proposed systems to all of its planned markets. Denial of an individual validated license is not expected for the Company's currently planned markets but even if such denial did occur, it is likely that it would only affect a minimum number of transactions.

Patents, Trademarks and Copyrights

The Company does not have any patent or trademark protection for its products or name. The Company relies on copyright protection for its proprietary software.

Significant Customers

The United States Army and the Colombian Civil Aviation Authority are significant customers, representing 54% of total sales.

Export Sales

For the year ended June 30, 1996, revenue from foreign sales totaled $687,000 for 52% of the total revenue. Customers included sales to Europe, Asia, South America, Mexico and
Canada.

Employees

The Company currently has 9 full-time employees.


ITEM 2.  PROPERTIES

The Company owns a limited inventory of parts and components, test equipment to test and check out final systems, and furniture, fixtures and development computer systems to support its office and development staff. The Company moved to larger facilities in April 1996 and presently leases 5,406 square feet of office space from an unaffiliated party at a monthly base rental of $3,010.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Routine election of the Board of Directors was submitted to a vote of shareholders on May 31, 1996.


                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

(A)  MARKET INFORMATION

The principal market on which the Registrant's Common Stock is traded is the over-the-counter market. The Registrant's Common
Stock is quoted in the "Pink Sheets" maintained by the National
Daily Quotation Bureau, Inc.

The range of high and low bid quotations for the Company's Common Stock on a quarterly basis is shown below. Prices are inter-dealer quotations as reported by the National Quotation Bureau, Inc., and do not necessarily reflect retail markups, mark downs or commissions, nor actual sales.

                                   High          Low
         Quarter ended             Bid           Bid

         September 30, 1994        $.25          $.125
         December 31, 1994         $.25          $.125
         March 31, 1995            $.25          $.125
         June 30, 1995             $.25          $.0625

         September 30, 1995        $.0625        $.0625
         December 31, 1995         $.0625        $.0625
         March 31, 1996            $.09375       $.09375
         June 30, 1996             $.15625       $.15625


On September 18, 1996, the bid price for a share of the Company's
Common Stock was $.155.

(B)  HOLDERS.

The number of record holders of the Company's Common Stock, no par value, as of September 18, 1996 was 787. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street" name.

(C)  DIVIDENDS.

The Company has not paid a dividend with respect to its Common
Stock and does not intend to pay a dividend in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.

Results of Operations

Fiscal Year 1995 compared to 1994

The Company has completed a profitable fiscal year 1996 with revenue of $1,333,477 and profit of $233,899 or $0.22 a share. This is compared to a loss in fiscal year 1995 of $188,586 against revenue of $717,608, and a profit in fiscal year 1994 of $2,003 against revenue of $1,154,480.

Resources in fiscal year 1995 were devoted to funding project over-runs for a major project in India and for supporting development costs for new product supporting the new GOES satellite systems of the United States. While the Company sustained a substantial loss, this effort positioned the company to provide improved product offering in fiscal year 1996 and beyond.

Fiscal Year 1996 compared to 1995

In the fiscal year 1996, just ended, the strong performance is attributed to almost tripling the resources dedicated to marketing, resulting in substantially more proposal opportunities from which to select those projects best suited to the Company s products. This, in turn, resulted in improved gross margins from 35% in 1994 and 17% in 1995 (abnormal due to the previously stated problems), to 54% in 1996. Four major contracts, one to the British Meteorological Office, one to the U.S. Army, and two to Japanese clients were successfully completed, and it is anticipated that additional opportunities will result from these references. New and expanded marketing opportunities have been opened up in Asia and South America. Fiscal year 1996 year-end backlog was $380,000 with over $2,500,000 in outstanding proposals for work. The improved revenue and profit position has allowed the Company to reduce its current liabilities and improve its current ratio from 0.73 to 1.27.

To improve management, we have begun hiring highly qualified middle managers with the background and skills to move into senior management positions, providing a younger management team and bringing renewed energy and new directions to the Company. We are striving to position the Company to be a stronger competitor in the marketplace in management, marketing, and technical competence.

Research and development remains strong. Development costs are charged against actual contracts, and are expensed, as incurred, to cost of sales.

It is intended to maintain the Company s marketing and development momentum into the new fiscal year. At the same time, additional investors and/or merger partners are being sought to accelerate and strengthen the Company s ability to capitalize on the significant domestic and international opportunities which are known to exist for it s established products and reputation.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements follow the signature page of this Annual
Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

During the three most recent years, the principal independent accountant for the Company has not resigned, declined to stand for re-election or been dismissed.

                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

(A) (B)  IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
SIGNIFICANT EMPLOYEES.

Directors hold office until the next annual meeting of share-

holders and until a successor is elected and qualified or their prior resignation. Executive officers are appointed annually by the Board of Directors and hold office until their successors are duly elected and qualified.

During the fiscal year ended June 30, 1995, Dr. William E. Hubert retired as Chairman of the Board, but has retained his position as Director. Mr. Douglas S. Timms was appointed by unanimous vote of the Board as a Director and Chairman of the Board pending formal election by the shareholders. Mr. Timms was formally elected at the annual shareholder meeting May 31, 1996.

The directors and executive officers of the Company are as follows:

Name                          Age       Position

Mr. Douglas S. Timms          64        Chairman of the Board
                                        and Director

Dr. Kenneth W. Ruggles        64        President, Treasurer
                                        and Director

Dr. E. R. Reins               70        Vice President
                                        Engineering,
                                        Secretary and Director

Dr. William E. Hubert         73        Vice President Consulting
                                        and Director

No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

BUSINESS EXPERIENCE OF OFFICERS, DIRECTORS AND SIGNIFICANT
EMPLOYEES.

Mr. Douglas S. Timms, Chairman of the Board and Director. Mr. Timms has previously been President and CEO of international engineering groups with annual sales in the $100 to $400 million range. He has also been an outside director of a number of smaller technology companies, where he has successfully spearheaded their development into major international corporations. Mr. Timms is currently Chairman of the Board of Tyrol International, Cleveland, GA.

Dr. Kenneth W. Ruggles, President, Treasurer and Director. Dr. Ruggles is an executive with a background in private business and in government. He brings high-technology Company management skills to the Company. From February 1978 to March 1986, Dr. Ruggles was employed by Global Weather Dynamics, Inc. ("Global"), a wholly-owned subsidiary of Ocean Data Systems, Inc. located in Monterey, California, serving as president from June 1982 to March 1986. Global is engaged in the business of building large aviation and weather message switching systems (computer systems which sort incoming wire messages and route them to appropriate parties, i.e., in effect an electronic "post office") and operating a computer data base service. Global markets its products to airlines, aircraft operators, government weather services and civil aviation authorities throughout the world. Ocean Data Systems, Inc., the parent of Global, is also currently engaged in the health care computer services industry through another wholly-owned subsidiary. From April 1986 to March 1987, Dr. Ruggles was the vice president of Ocean Data Systems, Inc., located in Carmel, California.

Dr. Ruggles received his Ph.D. in Meteorology from the Massachusetts Institute of Technology located in Cambridge, Massachusetts in 1969, a Master of Science degree in Meteorology from the United States Naval Postgraduate School, located in Monterey, California, in 1960 and a Bachelor of Science degree from the United States Naval Academy, located in Annapolis, Maryland, in 1954. Dr. Ruggles devotes 100% of his time to the business affairs of the Company.

Dr. E. R. Reins, Vice President Engineering, Secretary and Director. Dr. Reins has been active in systems and hardware consulting in the fields of computer display, security and communications for the past eight years. From July 1983 to January 1985, Dr. Reins was chairman of the board of directors of Codercard, Inc., located in State Line, Nevada, a company that he helped found to manufacture and distribute a computer security device which he invented. From September 1983 to January 1984, Dr. Reins served as president of Codercard, Inc. Dr. Reins resigned as president of Codercard in January 1984 and entered into a consulting contract with Codercard, Inc. under the name of Reins & Reins, a partnership. In August 1985, Dr. Reins resigned as a consultant for Codercard, Inc. From 1985 to 1987 Dr. Reins devoted time to family, travel and real estate interests.

From November 1978 to September 1983, Dr. Reins was president and owner of Drum Systems, a sole proprietorship located in Monterey, California. Drum Systems was founded by Dr. Reins for the purpose of providing consulting and design services to industry and government in the fields of computer display and communication development. From November 1968 to October 1978, he was the senior civilian at the Navy's Fleet Numerical Weather Center, Monterey, California where he was director of engineering and technical advisor to the Commanding Officer. Dr. Reins received his Ph.D. in Human Behavior with an emphasis on management leadership from LaJolla University in LaJolla, California in 1982 and a Bachelor of Science degree in Mathematics from California State Polytechnic College in San Luis Obispo, California in 1955.

Dr. William E. Hubert, Vice President Consulting and Director. Dr. Hubert has many years of experience in military and commercial meteorology and oceanography. Dr. Hubert is an internationally-known Marine Meteorologist and Oceanographer with 26 years experience as a specialist in the U.S. Naval Weather Service. He was Commanding Officer of the Fleet Weather Central at Pearl Harbor and had weather services responsibility for the Pacific Ocean. In this position he was also responsible for recovery forecasting for the Apollo missions. From August 1972 until April 1987, Dr. Hubert served as chief scientist with Ocean Data Systems, Inc., located in Rockville, Maryland, and its wholly-owned subsidiary Global Weather Dynamics, Inc., a weather services firm located in Monterey, California. Dr. Hubert has also served as senior scientist of the Navy's Fleet Numerical Weather Center (1969 to 1972), NATO Meteorological Liaison Officer to Europe in Oslo, Norway (1961 to 1963) and Chief Meteorologist of the Pacific Missile Range, located in Pt. Mugu, California (1958 to 1961). Dr. Hubert received a FILOSOFI LICENTIAT degree (Ph.D. equivalent) in Meteorology from the University of Stockholm in 1954 and a Master of Science degree in Aerological Engineering from the United States Naval Postgraduate School, located in Monterey, California in 1950.

Dr. Hubert is a recognized international expert in meteorology and oceanography and has written many scientific works in these areas.

(E)  COMPLIANCE WITH SECTION 16A.        Not applicable.

DIRECTORSHIPS.

No director of the Company serves as a director of any other company which has a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or which is subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

(C)  FAMILY RELATIONSHIPS.

There are no family relationships among any of the Company's officers and directors.

(D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

No officer, director, significant employee, promoter or control person of the Company has been involved in any event of the type described in Item 401(d) of Regulation S-B during the past five years.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or for the account of the Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company for services rendered in all capacities during each of the Company's fiscal years ended June 30, 1994, 1995, 1996:

                                            Annual Compensation
             Long Term Compensation
                                    ------------------------------------
        ----------------------------------
        (a)                 (b)       (c)      (d)           (e)            (f)
         (g)           (h)  (i)
                                                         Other Annual
Restricted    Options/       LTIP       All Other
  Name and Position        Year     Salary   Bonuses ($) Compensation   Stock
Awards     SARS      Payouts ($) Compensation
  -----------------        ----     ------   ----------  ------------
- ------------   --------    ----------- ------------

Mr. Douglas Timms,         1996      --         --         $12,000          --
         --           --            --
Chairman of the Board      1995      --         --          $2,500 <F1>     --
         --           --            --

Dr. E. R. Reins,           1996    $12,434      --          --              --
         --           --            --
Director                   1995    $14,511      --          --              --
         --           --            --
                           1994    $30,985      --          --              --
         --           --            --

Dr. Kenneth W. Ruggles,    1996    $70,000      $125        --              --
         --           --            --
Chief Executive Officer    1995    $37,187 <F2> --          --              --
         --           --            --
                           1994    $62,084      --          --              --
         --           --            --

       <F3>
__________

<F1>
Mr. Timms accepted payment of one-half his director's fee, or $500 per month, for the period February 1995 to June 1995.

<F2>
August 1, 1994 to January 15, 1995, Dr. Ruggles worked voluntarily at reduced compensation due to the weak performance of the Company.

<F3>
No executive officer of the company received compensation in excess of $100,000 during any of the three most recent fiscal years. No compensation was paid to Dr. Hubert during the past three fiscal years.


DEFERRED COMPENSATION OF OFFICERS AND DIRECTORS; FORGIVENESS OF
ACCRUED COMPENSATION AS CONTRIBUTIONS TO CAPITAL

In 1988, the Company had agreed to pay salaries to Drs. Ruggles and Reins in the amount of $80,000 each per year, plus reimbursement of out-of-pocket expenses incurred by each. Dr. Hubert was to receive consulting fees based on hours actually worked for the Company. In order to preserve its cash assets, the Company, with the agreement of Drs. Ruggles, Reins and Hubert, deferred substantial salary and consulting fee payments to these officers and directors over the periods from 1988 through 1990. During the fiscal year ended June 30, 1990, these officers agreed to discontinue the accrual of salary effective June 30, 1989, and agreed to a reduction in their compensation. As of December 1, 1989, Dr. Ruggles' salary was temporarily reduced to $40,000 per year pending improved cash flow, and Dr. Reins compensation was set at the rate of $19.23 per hour. As of June 30, 1991 and 1992, amounts representing deferred compensation owing to officers and directors were $127,532. During the fiscal year ended June 30, 1991, Drs. Ruggles and Reins forgave a total of $105,000 in salaries accrued during prior years. During the fiscal year ended June 30, 1992, Dr. Ruggles forgave $13,333 in salary accrued during that year. The amounts of compensation forgiven by these officers and directors have been recorded as additional contributions to the capital of the Company. As of June 30, 1996, Drs. Ruggles, Reins and Hubert had accrued salaries and other compensation owing to them of $52,500, $52,500 and $22,532, respectively.

OPTIONS AND WARRANTS

No options or warrants were issued to Executive Officers during fiscal year ending June 30, 1996. The following table sets forth certain information regarding options and warrants to purchase shares of Common Stock issued to Executive Officers of the Company listed in the Executive Compensation Table during the fiscal year ending June 30, 1995.

                   Option/Warrant Grants in 1995

                                % of Total
                                 Options/
                                 Warrants
                     Options/   Granted to
                     Warrants   Employees    Exercise  Expiration
     Name            Granted     in 1995      Price      Date

Douglas S. Timms     120,000       100%        $.18    1-23-2000

In addition to options granted to Mr. Timms in 1995, Dr. Ruggles and Dr. Reins hold options granted to them in fiscal year 1994. As of June 30, 1996 Dr. Ruggles holds 100,000 options at an exercise price of $.10 per share, and Dr. Reins holds 100,000 options at an exercise price of $.10 per share. These options expire 8-2-98. Dr. Hubert was granted 20,000 options in 1994 and exercised his options on February 24, 1994 at a price of $.10 per share.

AGGREGATED OPTIONS/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR
VALUE TABLE.

        Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                     Number of
                                     Securities     Value of
                                     Underlying     Unexercised
                                     Unexercised    In-the-Money
                                     Options/SARs   Options/SARs
                                     at FY-End      at FY-End
            Shares
            Acquired     Value       Exercisable/   Exercisable/
Name        on Exercise  Realized    Unexercisable  Unexercisable
- -----------------------------------------------------------------

K. Ruggles      0           0        100,000/0       $5,625/0
E. Reins        0           0        100,000/0       $5,625/0
D. Timms        0           0        120,000/0           0/0

LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

The Company does not have any LTIP plans.

COMPENSATION OF DIRECTORS

Other than the Chairman of the Board, the directors of the Company do not receive compensation for attendance at Board meetings or other service to the Company in their capacity as directors. Direct, itemized expenses incurred by directors in attending meetings and promoting the business of the Company are reimbursed to directors. The Chairman of the Board is compensated at a director's fee of $1000 per month.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-
CONTROL ARRANGEMENTS.

Employment Contracts. Currently, there are no written employment agreements between the Company and any officer or director, except for a letter agreement with Mr. Timms at the time of his appointment to Chairman of the Board. Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to stockholder approval. Effective July 1, 1996 Dr. Ruggles' salary is $75,000 per year. At such time as operating revenues are adequate, the Company has agreed to restore Dr. Ruggles' base salary to $80,000 per year. Dr. Reins' compensation for part-time work is $28.85 per hour. Mr. Timms' director's fee is $1000 per month.

Termination of Employment and Change-in-Control. The Company has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any such persons which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control.

REPORT ON REPRICING OF OPTIONS/SARS

Not applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table contains information regarding those persons known by the Company to be the beneficial owners of more than five percent of the Company's no par value Common Stock, as of September 18, 1996. As of September 18, 1996, there were 1,066,748 shares of Common Stock outstanding. The listed shareholders hold the shares directly and exercise sole investment and voting powers with regard to their respective shares:

                                        Amount and
                                        nature of
                Name and address        beneficial     Percent of
Title of Class  of beneficial owner     ownership      class (1)
- -----------------------------------------------------------------
Common Stock,   Kenneth W. Ruggles      235,000 (2)      20.1
No par value    3239 Imjin Road
                Marina, CA 93933

Common Stock,   E. R. Reins             195,625 (3)      16.8
No par value    3239 Imjin Road
                Marina, CA 93933

Common Stock,   William E. Hubert       143,750 (4)      13.5
No par value    1131 South 12th St.
                Montrose, Co  81401

Common Stock,   Douglas S. Timms        120,000 (5)      10.1
No par value    28316 Plantation Dr.
                Atlanta GA 30324

- ----------
(1) In calculating the percentage of class, shares of preferred stock outstanding, which are convertible to shares of Common Stock at the rate of 18 shares of Common Stock for each share of preferred stock, have been excluded from the total number of outstanding shares except to the extent that Dr. Ruggles' wife owns shares of preferred stock. At September 18, 1996, there were a total of 813 shares of Series A Preferred Stock outstanding which are convertible into a total of 14,625 shares of Common Stock at the option of the holders.

(2) Does not include 3,375 shares of Common Stock issuable upon conversion of 187.5 shares of Series A Preferred Stock owned by Dr. Ruggles' wife. Includes 100,000 shares of common stock issuable pursuant to exercise of common stock options.

(3) Includes 100,000 shares of common stock issuable pursuant to exercise of common stock options.

(4) Does not include 3,375 shares of Common Stock issuable upon conversion of 187.5 shares of Series A Preferred Stock owned by Dr. Hubert's wife as to which Dr. Hubert disclaims beneficial ownership.

(5) All shares are common stock issuable pursuant to exercise of common stock options.

(B)  SECURITY OWNERSHIP OF MANAGEMENT.

The following table contains information, as of September 18, 1996, regarding the shares of the Company's Common Stock beneficially owned by its directors and by all officers and directors as a group. Each shareholder or group owns the shares directly and exercises sole investment and voting powers over the shares set forth opposite their name.

                                         Amount and
                                         nature of
                 Name and address of     beneficial   Percent of
Title of Class   beneficial owner        ownership     class (1)

Common Stock,    Kenneth W. Ruggles      235,000 (2)      20.1
No par value     3239 Imjin Road
                 Marina, CA 93933

Common Stock,    E.R. Reins              195,625 (3)      16.8
No par value     3239 Imjin Road
                 Marina, CA 93933

Common Stock,    William E. Hubert       143,750 (4)      13.5
No par value     1131 South 12th St.
                 Montrose, CO 81401

Common Stock,    Douglas S. Timms        120,000 (5)      10.1
No par value     28316 Plantation Dr.
                 Atlanta, GA 30324


Common Stock,    All officers and        694,375 (6)      50.1
No par value     directors as a
                 group (four persons)

- ----------

(1) In calculating the percentage of class, shares of preferred stock outstanding, which are convertible to shares of Common Stock at the rate of 18 shares of Common Stock for each share of preferred stock, have been excluded from the total number of outstanding shares except to the extent that Dr. Ruggles' wife owns shares of preferred stock. At September 18, 1996, there were a total of 813 shares of Series A Preferred Stock outstanding which are convertible into a total of 14,625 shares of Common Stock at the option of the holders.

(2) Does not include 3,375 shares of Common Stock issuable upon conversion of 187.5 shares of Series A Preferred Stock owned by Dr. Ruggles' wife. Includes stock options which could be converted into 100,000 shares of common stock at some future date.

(3) Includes stock options which could be converted into 100,000 shares of common stock at some future date.

(4) Does not include 3,375 shares of Common Stock issuable upon conversion of 187.5 shares of Series A Preferred Stock owned by Dr. Hubert's wife as to which Dr. Hubert disclaims beneficial ownership.

(5) All shares are common stock issuable pursuant to exercise of common stock options.

(6)  Excludes shares referred to as excluded in footnotes (1) and
(4) of this table, but includes stock options issued to principals which at some time could be converted into common stock.

(C)  CHANGES IN CONTROL

Management is not aware of any arrangements which may lead to a change in control of the Company in the foreseeable future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)-(C)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

All material transactions between the Company and its management or any affiliates of management during the two fiscal years ended
June 30, 1996, are described under "Item 10 - Executive
Compensation."

(D)  TRANSACTIONS WITH PROMOTERS.

Not applicable.

                              PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as a part of this Form
10-KSB immediately following the signature page:

                                                             Page
                                                           number

1.  Report of Independent Certified Public
    Accountants                                              F-1

    Balance Sheets - June 30, 1995
    and 1996                                                 F-2

    Statement of Operations - for the years ended
    June 30, 1995 and 1996                                   F-4

    Statement of Changes in Stockholders'
    Equity - For the years ended
    June 30, 1995 and June 30, 1996                          F-5

    Statement of Cash Flows - for the years
    ended June 30, 1995 and 1996                             F-6

    Notes to Financial Statements                            F-8

2. Financial statement schedules have been omitted because they are not required or the information is included in the financial statements and notes thereto.

3. Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial
Statements.

Number      Description

3.3         Articles of Incorporation (1)

3.4         Bylaws of Systems West I, Inc. (1)

3.5         Articles of Amendment to Articles of Incorporation -
            May 11, 1990 (effecting name change) (1)

4.1(a)      Specimen Unit Certificate (including Specimen
            Certificate for Common Stock and Specimen Certificate for Warrant) (1)

   (b)      Form of Warrant Agreement (1)

4.2         Form of Underwriter's Warrant (1)

10.3        Articles of Merger (1)

10.5        Form of Agency Contract (2)

10.6        Consulting Agreement - NASA - September 27, 1988 (2)

10.7        Lease - Office - August 8, 1988 (2)

10.8        1988 Stock Option Plan (3)

- ----------

(1) Incorporated by reference from the like named exhibits to the Registrant's Registration Statement on Form S-18, No. 33-15-682-
LA.

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1989.

- ----------

(b) During the last quarter of the period covered by this report the Company filed no reports on Form 8-K.

(c) Required exhibits are attached hereto and are listed in Item
13(a)(3) of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    SYSTEMS WEST, INC.
                                    Registrant

                   9/25/96          Kenneth W. Ruggles, Principal
                                    Executive Officer, Principal
                                    Financial and Accounting
                                    Officer and Director
                                    (Signature)

                   9/25/96          E. R. Reins, Director
                                    (Signature)

                   9/25/96          William E. Hubert, Director
                                    (Signature)

                   9/25/96          Douglas S. Timms, Chairman
                                    of the Board and Director
                                    (Signature)

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Systems West, Inc.

We have audited the accompanying balance sheet of Systems West, Inc. as of June 30, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systems West, Inc. as of June 30, 1995 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




August 9, 1996
Denver, Colorado                                 CAUSEY DEMGEN & MOORE INC.

                            SYSTEMS WEST, INC.

                               BALANCE SHEET

                          June 30, 1995 and 1996

                                    ASSETS

                                               1995         1996
                                            ---------     --------
Current assets:
  Cash                                      $   3,215     $128,199
  Accounts receivable, less allowance
    for doubtful accounts of $14,735
     in 1996 ($5,284 in 1995)                 299,493      134,621
  Costs and estimated earnings
    on long-term contracts (Notes 2
    and 5)                                      6,109       54,301
  Inventories (Note 3)                         78,489       78,136
  Prepaid expenses                              8,023        4,398
                                             --------     --------
    Total current assets                      395,329      399,655

Furniture and equipment, less
  accumulated depreciation of $56,707
  in 1996 ($48,878 in 1995)                    22,769       20,662

Prototype equipment, less
  accumulated depreciation of $83,946
  in 1996 ($64,305 in 1995)                    40,009       45,708

Other assets                                    1,474        4,474
                                             --------     --------
                                             $459,581     $470,499
                                             ========     ========
See accompanying notes.

                              SYSTEMS WEST, INC.

                                BALANCE SHEET

                            June 30, 1995 and 1996

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               1995           1996
                                           ----------   ----------

Current liabilities:
  Note payable (Note 5)                    $  130,000   $        -
  Accounts payable                             98,685       69,252
  Billings on long-term contracts in
    excess of costs (Note 2)                   35,720            -
  Deferred income                              20,300        6,020
  Accrued commission expense                   35,983        5,527
  Accrued warranty liability                    7,000       37,000
  Other accrued liabilities                    68,545       48,003
  Payable to officers/directors (Notes
    4 and 5)                                  140,626      140,663
  Current portion of capitalized lease
    obligations (Note 7)                        1,738        8,701
                                            ---------   ----------
      Total current liabilities               538,597      315,166

Capitalized lease obligation (Note 7)           7,107        7,567

Commitments and contingencies
  (Note 7)

Stockholders' equity (deficit) (Note 6):
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                          8            8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,066,749 shares issued and
    outstanding                             1,703,746    1,703,746
  Additional paid-in capital                  160,435      160,435
  Accumulated deficit                      (1,950,312)  (1,716,423)
                                           ----------   ----------
    Total stockholders' equity (deficit)      (86,123)     147,766
                                           ----------   ----------
                                           $  459,581   $  470,499
                                           ==========   ==========
See accompanying notes.

                            SYSTEMS WEST, INC.

                          STATEMENT OF OPERATIONS

                For the Years Ended June 30, 1995 and 1996

                                              1995         1996
                                           ----------   ----------

Sales (Note 9)                             $  717,608   $1,333,477

Costs and expenses:
  Cost of sales                               594,407      614,997
  Marketing                                    67,280      194,541
  Research and development                     13,618       29,592
  General and administrative                  197,499      252,012
  Interest                                     33,390        8,446
                                          -----------   ----------
                                              906,194    1,099,588
                                          -----------   ----------

Net income (loss) (Note 8)                $  (188,586)  $  233,889
                                          ===========   ==========

Net income (loss) per
  common share                            $     (.17)   $      .22
                                          ===========   ==========

Weighted average
  common shares                             1,092,000    1,081,000
                                          ===========   ==========

See accompanying notes.


                                           SYSTEMS WEST, INC.

                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                               For the Years Ended June 30, 1995 and 1996

                                           Series A
    Additional
                                       preferred stock
Common stock     paid-in  Accumulated
                           Shares   Amount      Shares     Amount      capital
        deficit
                                  ------------------
- ----------------------     -----------       -----------

Balance, June 30, 1994              812.5     $    8      1,095,320
$1,708,889        $160,435       $(1,761,726)

  Purchase and retirement
    of treasury shares                 -          -        (28,571)
(5,143)              -                 -

  Net loss for the year                -          -               -           -
              -          (188,586)
                                    -----     ------      ---------
- ----------       --------
Balance, June 30, 1995       812.5        8    1,066,749  1,703,746
160,435     (1,950,312)

  Net income for
    the year                     -        -            -          -
- -        233,889
                                    -----     ------      ---------
- ----------       --------
Balance, June 30, 1996       812.5   $    8    1,066,749 $1,703,746
$160,435    $(1,716,423)
                                    =====     ======      =========
==========       ========       ===========


See accompanying notes.


                              SYSTEMS WEST, INC.

                           STATEMENT OF CASH FLOWS

                  For the Years Ended June 30, 1995 and 1996

                                              1995          1996
                                            ---------     --------
Cash flows from operating activities:
  Net income (loss)                         $(188,586)    $233,889
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization            19,902       28,709
      (Increase) decrease in receivables     (267,558)     164,872
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                             377,623      (48,192)
      Decrease in inventories                  10,545          353
      Decrease in prepaid expenses             11,451        3,625
      Increase (decrease) in accounts
        payable                                34,943      (29,433)
      Increase (decrease) in billings on
        long-term contracts in excess of
        costs                                  35,720      (35,720)
      Increase (decrease) in accrued
        commission expense                     25,090      (30,456)
      Increase in other accrued liabilities    48,122        9,458
      Increase (decrease) in deferred income   20,300      (14,280)
      Increase in payable - officers/
        directors                              10,463           37
      Gain on disposal of equipment                 -       (4,355)
                                              -------      -------
    Net cash provided by operating
      activities                              138,015      278,507

Cash flows from investing activities:
  Acquisition of furniture and equipment         (957)      (7,788)
  Acquisition of prototype equipment          (14,845)     (12,279)
  Increase in other assets                       (258)      (3,000)
  Proceeds from sale of fixed assets                -        5,181
                                              -------      -------
    Net cash used in investing activities     (16,060)     (17,886)

Cash flows from financing activities:
  Proceeds from line of credit                299,087       90,000
  Payments on line of credit                 (503,775)    (220,000)
  Payments on capitalized lease
    obligations                                (1,494)      (5,637)
                                             --------     --------
    Net cash used in investing activities    (206,182)    (135,637)
                                             --------     --------
(Continued on following page)
See accompanying notes.

                              SYSTEMS WEST, INC.

                           STATEMENT OF CASH FLOWS

                  For the Years Ended June 30, 1995 and 1996


                       (Continued from preceding page)

                                              1995          1996
                                             --------      -------

Net increase (decrease) in cash and cash
  equivalents                                 (84,227)     124,984
Cash and cash equivalents at beginning
  of year                                      87,442        3,215
                                             --------      -------

Cash and cash equivalents at end of
  year                                       $  3,215     $128,199
                                             ========     ========


Supplemental disclosures of cash flow information:
    Cash paid during the period for
      interest                               $ 24,590      $ 8,446
                                             ========      =======


Supplemental Schedule of noncash investing and financing activities:

    During the year ended June 30, 1995, the Company received treasury stock in exchange for a reduction in accounts receivable of $5,143.

    During the year ended June 30, 1996, the Company entered into a capital lease for prototype equipment amounting to $13,060.

See accompanying notes.

                              SYSTEMS WEST, INC.

                        NOTES TO FINANCIAL STATEMENTS

                            June 30, 1995 and 1996


1.   Summary of significant accounting policies

Organization:

Systems West, Inc. (the Company), a Colorado corporation, was organized on December 10, 1986. The Company has developed and is marketing weather satellite ground receiver stations, as well as providing consulting services to private industry and the U.S. Government.

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition:

Income on long-term contracts is recognized on the percentage-of-completion method. On construction-type contracts where the percentage-of-completion method is used, costs and estimated earnings in excess of progress billings are shown as a current asset. On long-term governmental consulting contracts, income is recognized as services are performed and billed, based on the related costs incurred during each monthly billing period.

Advertising costs:

The Company expenses the costs of advertising as incurred.

Inventories:

Inventories are priced at the lower of cost or market, using the first-in, first-out (FIFO) method and consist primarily of computer and satellite parts and are subject to technical obsolescence.

Prototype equipment:

This equipment generally consists of computer equipment used to develop prototypes of the Company's product. It has been capitalized at cost as it has alternative future uses, and is depreciated using the straight-line method over 5 years. This equipment is subject to technical obsolescence.


                              SYSTEMS WEST, INC.

                        NOTES TO FINANCIAL STATEMENTS

                            June 30, 1995 and 1996


1.   Summary of significant accounting policies (continued)

Research and development:

Company-sponsored research and development costs related to both present and future products are expensed currently in accordance with Statement of Financial Accounting Standards No.2. Therefore, the Company's cost of acquisition and development of proprietary technology is not reflected as an asset on the accompanying balance sheet.

Furniture and equipment:

Furniture and equipment is recorded at cost. Depreciation commences as items are placed in service and is computed on a straight-line method over their estimated useful lives of 5 years.

Net income (loss) per common share:

The net income (loss) per common share is computed based upon the weighted average shares outstanding during the period. Shares convertible from preferred stock and warrants were not considered for the year ended June 30, 1995 as their effect would be anti-dilutive.

Income taxes:

The Company provides for income taxes utilizing the liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Cash equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At June 30, 1996, the balance at one financial institution exceeded FDIC limits by $18,660. The Company provides credit, in the normal course of business, to customers throughout the United States and the world. The Company performs credit evaluations of its customers and maintains allowances for potential credit losses.


                              SYSTEMS WEST, INC.

                        NOTES TO FINANCIAL STATEMENTS

                            June 30, 1995 and 1996


1.   Summary of significant accounting policies (continued)

Fair value of financial instruments:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

Reclassifications:

Certain reclassifications have been made to the prior years' financial statements to conform to the 1996 presentation.

2.   Costs incurred and estimated earnings on uncompleted contracts

Costs incurred and estimated earning on uncompleted contracts are as follows at June 30, 1995 and 1996:

                                               1995       1996
                                        --------   --------

     Costs incurred on uncompleted
          contracts                          $121,447   $299,339
     Estimated earnings                        23,624    157,753
                                        --------   --------
                                              145,071    457,092
     Less billings to date                   (174,682)  (402,791)
                                        --------   --------
          Total                              $(29,611)  $ 54,301
                                        ========   ========

     Included in the accompanying
          balance sheet under the
          following captions:

          Costs and estimated earnings on
            long-term contracts              $  6,109   $ 54,301
          Billings on long-term contracts
            in excess of costs                (35,720)         -
                                        --------   --------
          Total                              $(29,611)  $ 54,301
                                        ========   ========

Revision in estimated contract costs are made in the year in which circumstances requiring the revision became known. The effect of changes in estimates of contract costs on one contract was to increase the net loss for 1995 by $21,000 from that which would have been reported had the revised estimate been used as the basis for recognition of contract costs in the preceding year.


                              SYSTEMS WEST, INC.

                        NOTES TO FINANCIAL STATEMENTS

                            June 30, 1995 and 1996


3.   Inventories

Inventories consist of the following at June 30, 1995 and 1996:

                                               1995       1996
                                         -------    -------
     Computer parts                           $49,285    $63,958
     Work-in-process                           29,204     14,178
                                         -------    -------
                                              $78,489    $78,136
                                         =======    =======

4.   Related party transactions

Payable to officers/directors consists of the following at June 30,
1995 and 1996:
                                               1995       1996
                                        --------   --------
     Accrued salaries                        $127,532   $127,532
     Reimbursement of Company expenses         13,094     13,131
                                        --------   --------
                                             $140,626   $140,663
                                        ========   ========

5.   Note payable

At June 30, 1995, the Company had a line of credit from a finance company in the amount of $190,000, obtained under a California Export Financing Office guarantee. The line provided pre-shipment working capital financing against certain export purchase orders, bears interest at the prime rate plus 3% (12% at June 30, 1995), was repayable from the assignment of proceeds from the purchase orders. The related promissory note matured on January 30, 1996, the finance company obtained a first lien on all assets of the Company, and officers of the Company had subordinated their loans from the Company to the promissory note.

6.   Stockholders' equity (deficit)

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


                              SYSTEMS WEST, INC.

                        NOTES TO FINANCIAL STATEMENTS

                            June 30, 1995 and 1996


6.   Stockholders' equity (deficit) (continued)

In 1989, the Company's stockholders approved the adoption of a Key Employee Stock Option Plan which provides for the granting to officers, directors and key employees of the Company, options to purchase up to 65,000 shares of the Company's common stock. Corporate officers who hold "insider" stock are ineligible to participate in the plan. As of June 30, 1995, the Company had granted qualified options to purchase a total of 38,207 shares of its common stock to employees, consultants and its landlord exercisable through February 1999 at $.40 to $8.00 per share. During the year ended June 30, 1996, qualified options to purchase 11,250 shares of the Company's common stock at prices ranging from $1.00 to $8.00 per share expired. On August 2, 1993, the Company granted non-qualified options to purchase a total of 220,000 shares of its common stock to three officers and directors of the Company, exercisable through August 2, 1998 at $.10 per share, of which options to purchase 20,000 shares were exercised in February 1994. On January 23, 1995, the Company granted non-qualified options to purchase 120,000 shares of its common stock to a director of the Company, exercisable through January 23, 2000 at $.18 per share.

7.   Lease commitments

Operating leases:

The Company leases office and production space under a lease agreement which expires July 31, 1999.

Rent expense for operating leases was approximately $39,750 and $38,619 for the years ended June 30, 1995 and 1996, respectively.

Future minimum payments on the office lease amount to the following at June 30:

                     1997                    $ 33,113
                     1998                      36,123
                     1999                      36,123
                     2000                       3,010
                                        --------
                                             $108,369
                                        ========
Capitalized lease obligations:

At June 30, 1996, the Company had capitalized leases for office and prototype equipment. Following is a schedule of future minimum rental payments, including interest, on the capitalized lease obligations:


                              SYSTEMS WEST, INC.

                        NOTES TO FINANCIAL STATEMENTS

                            June 30, 1995 and 1996


7.   Lease commitments (continued)

               Year ending June 30,            Amount
                     1997                     $10,645
                     1998                       5,525
                     1999                       2,965
                                         -------
     Total future minimum lease payments       19,135
     Less amount representing interest          2,867
                                         -------
     Present value of future net minimum
       lease payments                          16,268
     Due within one year                        8,701
                                         -------
     Due after one year                       $ 7,567
                                         =======

Property recorded under capital leases include the following amounts:

                                               1995        1996
                                         -------     -------
     Furniture and equipment                  $10,339     $10,339
     Prototype equipment                            -      13,060
                                         -------     -------
                                               10,339      23,399
     Accumulated amortization                   1,801       5,220
                                         -------     -------
     Net capitalized leased property          $ 8,538     $18,179
                                         =======     =======
8.   Income taxes

The Company did not record an income tax provision for the years ended June 30, 1995 and 1996 due to the utilization of a tax loss carryforward.

The Company has net operating loss carryforwards of approximately
$1,627,000 which it may use to offset future taxable income. The carryforwards expire as follows:

                Year 2003                     $88,000
                     2004                     652,000
                     2005                     189,000
                     2006                     314,000
                     2007                     148,000
                     2009                      48,000
                     2010                     188,000
                                      ----------
                                           $1,627,000
                                      ==========

                              SYSTEMS WEST, INC.

                        NOTES TO FINANCIAL STATEMENTS

                            June 30, 1995 and 1996

8.   Income taxes (continued)

Deferred tax assets result from the accrual of warranty and vacation expenses for financial reporting purposes which were not accrued for tax return purposes.

As of June 30, 1995 and 1996, total deferred tax assets and valuation allowance are as follows:
                                               1995        1996
                                        --------    --------
     Deferred tax assets                     $      -    $ 25,000
     Deferred tax assets resulting
       from loss carryforward                 650,000     553,000
     Valuation allowance                     (650,000)   (578,000)
                                        --------    --------
                                             $      -    $      -
                                        ========    ========
During the year ended June 30, 1996, the Company utilized net operating loss carryforwards of approximately $281,000 to offset current taxable income, resulting in a current tax benefit of $101,000.

9.   Major customers and export sales

Major customers:

Customers which accounted for over 10% of revenues were as follows for the years ended June 30:
                                               1995        1996
                                            ----        ----
          Customer A                              26%           -
          Customer B                              20%          *%
          Customer C                              13%           -
          Customer D                               *%         23%
          Customer E                               *%         41%
          Customer F                                -         13%

     * - Less than 10%

Export sales:

In 1995 and 1996 the breakdown of export sales by geographic area is as follows:
                                               1995        1996
                                        --------    --------
     Canada/Mexico                           $      -    $ 13,000
     India                                    186,000           -
     Europe                                   201,000     185,000
     Asia                                      34,000     313,000
     South America - Caribbean                 94,000     176,000

     Total export sales                      $515,000    $687,000