Form 10QSB
period 1996-09-30
SYSTEMS WEST INC
filed 1996-11-12
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  September 30, 1996

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
November 1, 1996:    1,066,748

This Form 10-QSB is not covered by an accountant's report

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              September 30, 1996 (unaudited)
              and June 30, 1996                        Page 3
            Statements of Operations
              Three months ended September 30,
              1996 and 1995 (unaudited)                Page 5
            Statements of Cash Flows
              Three months ended September 30,
              1996 and 1995 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 10

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                    September 30,      June 30,
                                        1996             1996
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                  142,722         128,199
  Receivables, net of allowance for
    doubtful accounts                   179,984         134,621
  Inventory
    Costs & estimated earnings on
      long-term contracts                    --          54,301
    Work-in-process                       4,361          14,178
    Computer parts                      117,526          63,958
  Prepaid expenses                        1,759           4,398
                                        -------         -------
        Total current assets            446,352         399,655

FURNITURE AND EQUIPMENT, net of
  $58,782 and $56,707 of
  accumulated depreciation               24,054          20,662

PROTOTYPE EQUIPMENT, net of
  $90,180 and $83,946 of
  accumulated depreciation               42,053          45,708

Deposits                                  4,475           4,474
                                        -------         -------
                                        516,934         470,499
                                        =======         =======


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30,     June 30,
                                          1996           1996
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Note payable                              -0-             -0-
  Accounts Payable                       65,499          69,252
  Accrued Liabilities                    93,772          90,530
  Payables - officers/directors         140,663         140,663
  Current portion of capitalized
    lease obligation                      9,045           8,701
  Deferred Revenue/LT Contracts           2,450           6,020
                                        -------         -------
    Total current liabilities           311,429         315,166

Capitalized lease obligation              5,174           7,567

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,066,749 shares issued and
    outstanding                       1,703,746       1,703,746
  Additional paid-in capital            160,435         160,435
  Accumulated deficit                (1,663,858)     (1,716,423)
                                      ---------       ---------
    Total stockholders' equity          200,323         147,766
                                      ---------       ---------
                                        516,934         470,499
                                      =========       =========

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                                          Three Months Ended
                                             September 30
                                       1996                1995
                                    _____________________________

Revenues
  Sales                               313,687            390,231

Costs and expenses
  Cost of sales                       125,404            191,419
  Marketing                            61,619             16,079
  Research and development              5,117              3,108
  General and administrative           68,982             74,054
                                      -------            -------
                                      261,122            284,660
                                      -------            -------
Net income (loss)                      52,565            105,571
                                      =======            =======
Net income (loss) per common share       .049               .099

Weighted average common shares      1,081,000          1,066,749

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                  Three Months Ended September 30
                                            1996          1995
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                         52,565       105,571
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          8,309         4,992
      (Increase) decrease in receivables   (45,363)      (24,183)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                           54,301         6,109
      (Increase) decrease in inventories   (43,751)      (25,254)
      (Increase) decrease in prepaid
        expenses/deposits                    2,638         4,938
      Increase (decrease) in accounts
        payable                             (3,753)        7,927
      Increase (decrease) in accrued
        liabilities and customer deposits    3,242        15,619
      Increase (decrease) in payables--
        officers/directors                     -0-        (1,341)
      Increase (decrease) in deferred
        revenue                             (3,570)       (3,570)
                                           -------       -------
           Net cash provided by (used in)
           operating activities             24,618        90,808

Cash flows from investing activities
  Acquisition of prototype equipment        (8,046)           --
                                           -------       -------
           Net cash used in investing
           activities                       (8,046)           --
                                           -------       -------
Cash flows from financing activities
  Payments on line of credit                   -0-       (80,000)
  Payments on capital lease                 (2,049)         (410)
                                           -------       -------
           Net cash used in financing
           activities:                      (2,049)      (80,410)
                                           -------       -------



Net increase (decrease) in cash and
  cash equivalents                          14,523        10,398

Cash and cash equivalents at beginning
  of period                                128,199         3,215
                                           -------       -------

Cash and cash equivalents at end of
  period                                   142,722        13,613
                                           =======       =======

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                     644         4,054

See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at September 30, 1996 and 1995 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1996 includes audited financial statements as of June 30, 1996 and 1995, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Systems West, Inc. posted net income of $52,565 on gross sales of $313,687 for the first quarter of fiscal year 1997. This successful quarter resulted from repeat project business with strong margins. The Company has a backlog in excess of $112,000 as of 9/30/96, most of which is deliverable in the second quarter of fiscal year 1997 (fourth quarter of calendar year 1996). Proposal activity remains strong. Management remains optimistic about the fiscal year performance.


FINANCIAL CONDITION

At September 30, 1996, the Company had a working capital surplus of $134,923 as compared to a working capital (deficiency) of $(33,115) at September 30, 1995.

Systems West, Inc. currently has no outstanding line of credit financing. The Company's existing working capital is supporting Systems West's short-term operating requirements. Current working capital is supplemented periodically by export loans guaranteed by the California Export Finance Office on international business.

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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                     11/8/96     Kenneth W. Ruggles
                      (Date)          (Signature)

                     11/8/96     Douglas S. Timms
                      (Date)          (Signature)