Form 10QSB
period 1996-12-31
SYSTEMS WEST INC
filed 1997-02-19
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended: December 31, 1996

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
February 1, 1997:    1,066,748

This Form 10-QSB is not covered by an accountant's report

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              December 31, 1996 (unaudited)
              and June 30, 1996                        Page 3
            Statements of Operations
              Three months and six months ended
              December 31, 1996 and 1995 (unaudited)   Page 5
            Statements of Cash Flows
              Six months ended December 31,
              1996 and 1995 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 10

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                     December 31,       June 30,
                                        1996             1996
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                  166,234         128,199
  Receivables, net of allowance for
    doubtful accounts                    35,887         134,621
  Inventory
    Costs & estimated earnings on
      long-term contracts                    --          54,301
    Work-in-process                      37,100          14,178
    Computer parts                      111,860          63,958
  Prepaid expenses                           --           4,398
                                        _______         _______
        Total current assets            351,081         399,655

FURNITURE AND EQUIPMENT, net of
  $59,881 and $56,707 of
  accumulated depreciation               16,703          20,662

PROTOTYPE EQUIPMENT, net of
  $93,576 and $83,946 of
  accumulated depreciation               44,206          45,708

Deposits                                  4,474           4,474
                                        _______         _______
                                        416,464         470,499


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December 31,     June 30,
                                          1996           1996
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Deposits                                   80              --
  Note payable                               --              --
  Accounts Payable                       58,377          69,252
  Accrued Liabilities                    57,843          90,530
  Payables - officers/directors         140,663         140,663
  Current portion of capitalized
    lease obligation                      9,045           8,701
  Deferred Revenue/LT Contracts              --           6,020
                                        _______         _______
    Total current liabilities           266,008         315,166

Capitalized lease obligation              3,042           7,567

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,066,748 shares issued and
    outstanding                       1,703,746       1,703,746
  Additional paid-in capital            160,435         160,435
  Accumulated deficit                (1,716,775)     (1,716,423)
                                      _________       _________
    Total stockholders' equity          147,414         147,766
                                      _________       _________
                                        416,464         470,499

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                         Three Months Ended    Six Months Ended
                             December 31          December 31
                          1996       1995      1996       1995
                      ___________________________________________

Revenues
  Sales                 124,569    373,642    438,256    763,873

Costs and expenses
  Cost of sales          31,078    145,177    156,481    336,596
  Marketing              64,426     90,492    126,045    106,571
  Research and
    development          17,092      8,325     22,209     11,432
  General and
    administrative       64,891     67,839    133,873    141,893
                        _______    _______    _______    _______
                        177,487    311,833    438,608    596,492

Net income (loss)       (52,918)    61,809       (352)   167,381

Net income (loss)
  per common share        (.049)       .06         --        .16

Weighted average
  common shares       1,081,000  1,066,749  1,081,000  1,066,749

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                     Six Months Ended December 31
                                            1996          1995
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                            (352)    167,381
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          12,804       9,984
      (Increase) decrease in receivables     98,734     229,464
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                            54,301    (126,288)
      (Increase) decrease in inventories    (70,824)    (21,084)
      (Increase) decrease in prepaid
        expenses/deposits                     4,398       8,023
      Increase (decrease) in accounts
        payable                             (10,875)    (40,652)
      Increase (decrease) in accrued
        liabilities and customer deposits   (32,607)     58,628
      Increase (decrease) in payables--
        officers/directors                       --         256
      Increase (decrease) in deferred
        revenue                              (6,020)    (22,560)
                                            ________    ________
           Net cash provided by (used in)
           operating activities              49,559     263,152

Cash flows from investing activities
  Acquisition of furniture & equipment          785       4,179
  Acquisition of prototype equipment         (8,128)    (15,641)
                                            ________    ________
           Net cash used in investing
           activities                        (7,343)    (11,462)
                                            ________    ________

Cash flows from financing activities
  Proceeds from line of credit                   --          --
  Payments on line of credit                     --    (130,000)
  Payments on capital lease                  (4,181)     11,135
                                           _________   _________
           Net cash used in financing
           activities:                       (4,181)   (118,865)




Net increase (decrease) in cash and
  cash equivalents                           38,035     132,825

Cash and cash equivalents at beginning
  of period                                 128,199       3,215
                                            _______     _______

Cash and cash equivalents at end of
  period                                    166,234     136,040

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                    1,185       5,482

See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at December 31, 1996 and 1995 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1996 includes audited financial statements as of June 30, 1996 and 1995, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Systems West, Inc. posted a net (loss) of $(52,918) on gross sales of $124,569 for the second quarter of fiscal year 1997, and a cumulative net (loss) of $(352) on gross sales of $438,255 for the year to date.

The weak second quarter has been caused by time delays on two major contract awards.

Management has continued to maintain a strong marketing effort, and currently has firm proposals outstanding of over $2,000,000.

FINANCIAL CONDITION

At December 31, 1996, the Company had a working capital surplus of $85,073 as compared to a working capital surplus of $27,239 at December 31, 1995.

Systems West, Inc. currently has no outstanding line of credit financing. The Company's existing working capital is supporting its short term operating requirements. Current working capital is supplemented periodically by export loans guaranteed by the California Export Finance Office on international business.

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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                      2/13/97     Kenneth W. Ruggles
                      (Date)          (Signature)

                      2/13/97     Douglas S. Timms
                      (Date)          (Signature)