Form 10QSB
period 1997-03-31
SYSTEMS WEST INC
filed 1997-05-16
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  March 31, 1997

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
May 1, 1997:    1,066,237

This Form 10-QSB is not covered by an accountant's report

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              March 31, 1997 (unaudited)
              and June 30, 1996                        Page 3
            Statements of Operations
              Three months and nine months ended
              March 31, 1997 and 1996 (unaudited)      Page 5
            Statements of Cash Flows
              Nine months ended March 31,
              1997 and 1996 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 10

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                      March 31,        June 30,
                                        1997             1996
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                   83,715         128,199
  Receivables, net of allowance for
    doubtful accounts                    33,072         134,621
  Inventory
    Costs & estimated earnings on
      long-term contracts                23,000          54,301
    Work-in-process                       9,502          14,178
    Computer parts                       93,425          63,958
  Prepaid expenses                        6,169           4,398
                                        _______         _______
        Total current assets            248,883         399,655

FURNITURE AND EQUIPMENT, net of
  $62,448 and $56,707 of
  accumulated depreciation               22,724          20,662

PROTOTYPE EQUIPMENT, net of
  $99,318 and $83,946 of
  accumulated depreciation               45,156          45,708

Deposits                                  4,474           4,474
                                        _______         _______
                                        321,327         470,499


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March 31,       June 30,
                                          1997           1996
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Deposits                                   80              --
  Note payable                           35,709              --
  Accounts Payable                       46,667          69,252
  Accrued Liabilities                    67,865          90,530
  Payables - officers/directors         140,441         140,663
  Current portion of capitalized
    lease obligation                      9,045           8,701
  Deferred Revenue/LT Contracts              --           6,020
                                        _______         _______
    Total current liabilities           299,807         315,166

Capitalized lease obligation              4,644           7,567

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,066,237 shares issued and
    outstanding                       1,703,416       1,703,746
  Additional paid-in capital            160,435         160,435
  Accumulated deficit                (1,847,073)     (1,716,423)
                                      _________       _________
    Total stockholders' equity           16,786         147,766
                                      _________       _________
                                        321,237         470,499

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                         Three Months Ended   Nine Months Ended
                               March 31            March 31
                          1997       1996      1997       1996
                      ___________________________________________

Revenues
  Sales                 139,065    279,702    577,320  1,043,575

Costs and expenses
  Cost of sales         120,023    137,286    275,919    473,882
  Marketing              68,964     53,428    195,009    159,999
  Research and
    development          11,025      9,914     33,234     21,347
  General and
    administrative       69,351     65,108    203,808    207,001
                        _______    _______    _______    _______
                        269,363    265,736    707,970    862,229

Net income (loss)      (130,298)    13,966   (130,650)   181,346

Net income (loss)
  per common share         (.12)      .013       (.12)      .017

Weighted average
  common shares       1,066,237  1,066,749  1,066,237  1,066,749

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                       Nine Months Ended March 31
                                            1997          1996
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                        (130,650)    181,346
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          21,113      14,213
      (Increase) decrease in receivables    101,549     204,896
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                           (23,000)   (111,319)
      (Increase) decrease in inventories     29,510     (33,977)
      (Increase) decrease in prepaid
        expenses/deposits                    (1,771)      5,023
      Increase (decrease) in accounts
        payable                             (22,585)     38,973
      Increase (decrease) in accrued
        liabilities and customer deposits   (22,585)    (57,688)
      Increase (decrease) in payables--
        officers/directors                     (222)       (117)
      Increase (decrease) in deferred
        revenue                              (6,020)    (10,710)
                                            ________    ________
           Net cash provided by (used in)
           operating activities             (54,661)    230,640
                                            ________    ________
Cash flows from investing activities
  Acquisition of furniture & equipment           --       1,439
  Acquisition of prototype equipment        (22,623)    (21,521)
                                            ________    ________
           Net cash used in investing
           activities                       (22,623)    (20,082)
                                            ________    ________

Cash flows from financing activities
  Proceeds from line of credit               35,709          --
  Payments on line of credit                     --    (130,000)
  Payments on capital lease                  (2,579)      8,810
  Common Stock Buyback                         (330)         --
                                           _________   _________
           Net cash used in financing
           activities:                       32,800    (121,190)
                                           _________   _________



Net increase (decrease) in cash and
  cash equivalents                          (44,484)     89,368

Cash and cash equivalents at beginning
  of period                                 128,199       3,215
                                            _______     _______

Cash and cash equivalents at end of
  period                                     83,715      92,583
                                            _______     _______
Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                    1,959       7,340
                                            _______     _______

See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at March 31, 1997 and 1996 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1996 includes audited financial statements as of June 30, 1996 and 1995, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

The Company completed a limited common stock buyback program during fiscal quarter three 1997, repurchasing 512 shares from shareholders.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Systems West, Inc. posted a net (loss) of $(130,298) on gross sales of $139,065, placing the Company in a net loss position for the year. The loss position resulted from the unanticipated cancellation of a government contract extension due to lack of budget, and our continued strong investment into marketing and new product development.

As of March 31, 1997, the Company had a backlog of $283,000, most of which is deliverable in the fourth quarter. Based on present expectations, management expects revenues approximating $800,000 for the year and a pretax loss approaching $150,000.

The Company continues to be constrained by insufficient working capital to support effective levels of production and sales activity. Current working capital is supplemented by export loans guaranteed by the California Export Finance Office on international business.

Additional investors and/or partners are being solicited actively to enable the Company to capitalize on the significant worldwide opportunities available with the current products.

FINANCIAL CONDITION

At March 31, 1997, the Company had a working capital (deficit) of $(50,924) as compared to a working capital surplus at March 31, 1996 of $33,227.

Currently, Systems West, Inc. has made limited use of its extended line of credit guaranteed by the California Export Finance Office and will continue to do so in quarter four 1997. This directed line of credit along with the Company's limited working capital supports Systems West's short term working capital requirements.

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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                      3/13/97     Kenneth W. Ruggles
                      (Date)          (Signature)

                      3/13/97     Douglas S. Timms
                      (Date)          (Signature)