Form 10KSB
period 1997-06-30
SYSTEMS WEST INC
filed 1997-10-09
CIK 819346

Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the fiscal year ended:
June 30, 1997

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

Issuer's revenues for its most recent fiscal year:  $758,946

Aggregate market value of voting stock held by non-affiliates as of September 8, 1997 (computed by using the average of the bid and ask prices for the Company's Common Stock as quoted in the National Quotation Bureau, Inc., commonly known as the "Pink Sheets") (based on 691,862 shares of nonaffiliated stock outstanding): $195,105

Shares of common stock, no par value, outstanding as of September
8, 1997:  1,066,237
Documents incorporated by reference:  None


                            PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-KSB under "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other facts which may cause the actual results, performance or achievements of Systems West, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; development and operating costs; advertising and promotional efforts; adverse publicity; changes in business strategy or development plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; changes in government regulations; and other factors referenced in the Form 10-KSB. The use in this Form 10-KSB of such words as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company and its management and personnel and the manner in which they operate.

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

In 1995, Systems West sustained a loss of $188,586 on a revenue base of $717,608. In 1996, Systems West returned a profit of $233,889 on a revenue base of $1,333,477. In 1997, Systems West sustained a loss of $156,547 on a revenue base of $758,946.

Revenues of the Company are itemized in the Statement of Operations for the Company. See "Financial Statements."

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

Marketplace. The Company's weather satellite ground station systems are intended to address the need of a perceived market niche for an integrated, affordable, high-quality satellite data collection, computing and display system.

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

Product Development

The Company has made significant investment in new products during the past fiscal year. The introduction of the advanced NT operating system technology for Intel Pentium worktstations by Microsoft is changing the PC system landscape. To keep pace with this changing technology, the Company has invested into new hardware and sofware to bring the power of the NT technology to the satellite systems lines. We have ported our advanced OS/2 image capture and processing system into the NT environment, so that we are offering our systems using the NT operating system.

The NT operating system also offers the Company the opportunity to link its satellite systems technology with the broader database and communications markets associated with the weather industry. New Systems West, Inc. products which are now being delivered include an advanced weather communications and database system using the NT technology. The systems are designed to couple the powerful internet capabilities with the traditional weather data collection and exchange systems.

In hardware, the Company is introducing a new four-channel satellite data receiver for receiving meteorological weather reports directly via satellite. This technology extends the Company product lines from the imaging systems into data broadcast and relay systems. The Company has also developed and introduced a new data manager card for receiving satellite images with hardware interfaces specifically designed to exploit the power and versatility of the NT operating system. The completely re-engineered card will allow us to offer the card at a highly competitive price on the market.

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

Global Fishing and Marine. Racing yachts, fishing vessels, and open-ocean cruising vessels have been an expanding market for Systems West, Inc. systems. The Company's systems have been deployed on racing boats that have participated in the Whitbread around-the-world race, the Globe Challenge around-the-world race, and in a variety of pleasure craft involved in racing and in open ocean cruising worldwide.

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

Significant Customers

The United States Army and the Swedish Air Force are significant customers, representing 64% of total sales.

Export Sales

Export sales volume has dropped significantly during the past year. We attribute this drop to the very strong U.S. dollar in the monetary market, pushing our prices to a very high limit. The price of U.S. goods overseas has resulted in many of our customers delaying buying decisions because the costs exceed the planned budgets.

For the year ended June 30, 1997, revenue from foreign sales totaled $329,677 for 43% of the total revenue. Customers included sales to Europe, Asia, South America and Canada.

Employees

The Company currently has 8 full-time employees.

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

ITEM 3.  LEGAL PROCEEDINGS.  None.

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

                                   High          Low
         Quarter ended             Bid           Bid

         September 30, 1995        $.0625        $.0625
         December 31, 1995         $.0625        $.0625
         March 31, 1996            $.09375       $.09375
         June 30, 1996             $.15625       $.15625

         September 30, 1996        $.315         $.125
         December 31, 1996         $.315         $.125
         March 31, 1997            $.315         $.189
         June 30, 1997             $.189         $.125

On September 8, 1997, the bid price for a share of the Company's
Common Stock was $0.189.

(B)  HOLDERS.

The number of record holders of the Company's Common Stock, no par value, as of September 8, 1997 was 759. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street" name.

(C)  DIVIDENDS.

The Company has not paid a dividend with respect to its Common
Stock and does not intend to pay a dividend in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" (Part I) for additional factors relating to such statements.

The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto appearing elsewhere in this Report.

Results of Operations

Fiscal Year 1996 compared to 1995

The strong performance in fiscal year 1996 resulted from an increase in resources dedicated to marketing, resulting in substantially more proposal opportunities from which to select those projects best suited to the Company's products. This, in turn, resulted in a gross margin improvement from 17% in 1995, to 54% in 1996.

Fiscal Year 1997 compared to 1996

Fiscal year 1997 has been a disappointing year for Systems West, Inc. Revenues are down 43% to $758,946 and the company suffered a $156,547 loss compared to a $233,889 profit in 1996.

Despite the revenue reduction, caused by delays in the award and receipt of several major contracts, management continued to invest heavily in marketing and product development. In pursuing the goal of maintaining a technological lead in the industry, we now are introducing several new products which will spearhead our marketing in 1998. As a result, the future value of outstanding proposals has risen to more than $10 million, which is more than triple of that from the previous year.

Federal budget cutbacks and the strong dollar have severely impacted the anticipated revenue in 1997. These contract reductions, though dramatic in 1997, appear to be reversing themselves in FY1998. As of September 8, 1997, the Company has been advised of contract awards for contracts in excess of 1.2 million for the current fiscal year, and management expects to achieve successful contract negotiation.

Liquidity and Capital Resources

The Company continues to be constrained by available working capital to support effective levels of production and sales activity. Current working capital is supplemented by export loans guaranteed by the California Export Finance Office on our international business.

Additional investors and/or partners are currently actively being sought, to enable the Company to capitalize on the significant worldwide opportunities which the currently available and proven products offer.

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

                           PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

(A) (B)  IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND
SIGNIFICANT EMPLOYEES.

Directors hold office until the next annual meeting of share-holders and until a successor is elected and qualified or their prior resignation. Executive officers are appointed annually by the Board of Directors and hold office until their successors are duly elected and qualified.

During the fiscal year ended June 30, 1995, Dr. William E. Hubert retired as Chairman of the Board, but has retained his position as Director. Mr. Douglas S. Timms was appointed by unanimous vote of the Board as a Director and Chairman of the Board pending formal election by the shareholders. Mr. Timms was formally elected at the annual shareholder meeting May 31, 1996.

The directors and executive officers of the Company are as follows:

Name                          Age       Position

Mr. Douglas S. Timms          65        Chairman of the Board
                                        and Director

Dr. Kenneth W. Ruggles        65        President, Treasurer
                                        and Director

Dr. E. R. Reins               71        Vice President
                                        Engineering,
                                        Secretary and Director

Dr. William E. Hubert         74        Vice President Consulting
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

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or for the account of the Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company for services rendered in all capacities during each of the Company's fiscal years ended June 30, 1995, 1996, 1997:



                                            Annual Compensation
                          Long Term Compensation

------------------------------------
----------------------------------
        (a)                 (b)       (c)      (d)           (e)
         (f)          (g)           (h)     (i)
                                                         Other
Annual    Restricted    Options/       LTIP       All Other
  Name and Position        Year     Salary   Bonuses ($)
Compensation   Stock Awards     SARS      Payouts ($)
Compensation
  -----------------        ----     ------   ----------
------------   ------------   --------    -----------
------------

Mr. Douglas Timms,         1997      --         --
$12,000          --           --           --            --
Chairman of the Board      1996      --         --
$12,000          --           --           --            --
                           1995      --         --
$2,500 <F1>     --           --           --            --

Dr. E. R. Reins,           1997    $16,762      --          --
         --           --           --            --
Director                   1996    $12,434      --          --
         --           --           --            --
                           1995    $14,511      --          --
         --           --           --            --

Dr. Kenneth W. Ruggles,    1997    $75,000      --          --
         --           --           --            --
Chief Executive Officer    1996    $70,000      $125        --
         --           --           --            --
                           1995    $37,187 <F2> --          --
         --           --           --            --

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


DEFERRED COMPENSATION OF OFFICERS AND DIRECTORS; FORGIVENESS OF
ACCRUED COMPENSATION AS CONTRIBUTIONS TO CAPITAL

In 1988, the Company had agreed to pay salaries to Drs. Ruggles and Reins in the amount of $80,000 each per year, plus reimbursement of out-of-pocket expenses incurred by each. Dr. Hubert was to receive consulting fees based on hours actually worked for the Company. In order to preserve its cash assets, the Company, with the agreement of Drs. Ruggles, Reins and Hubert, deferred substantial salary and consulting fee payments to these officers and directors over the periods from 1988 through 1990. During the fiscal year ended June 30, 1990, these officers agreed to discontinue the accrual of salary effective June 30, 1989, and agreed to a reduction in their compensation. As of December 1, 1989, Dr. Ruggles' salary was temporarily reduced to $40,000 per year pending improved cash flow, and Dr. Reins compensation was set at the rate of $19.23 per hour. As of June 30, 1991 and 1992, amounts representing deferred compensation owing to officers and directors were $127,532. During the fiscal year ended June 30, 1991, Drs. Ruggles and Reins forgave a total of $105,000 in salaries accrued during prior years. During the fiscal year ended June 30, 1992, Dr. Ruggles forgave $13,333 in salary accrued during that year. The amounts of compensation forgiven by these officers and directors have been recorded as additional contributions to the capital of the Company. During June 1997 Dr. Ruggles and Dr. Reins deferred salary compensation of $3,125 and $317 respectively. As of June 30, 1997, Drs. Ruggles, Reins and Hubert had accrued salaries and other compensation owing to them of $55,385, $52,817 and $22,532, respectively. Mr. Timms had $1,000 in accrued director's fees owing to him at June 30, 1997.

OPTIONS AND WARRANTS

No options or warrants were issued to Executive Officers during fiscal year ending June 30, 1997. The following table sets forth certain information regarding options and warrants to purchase shares of Common Stock issued to Executive Officers of the Company listed in the Executive Compensation Table during the fiscal year ending June 30, 1995.




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

In addition to options granted to Mr. Timms in 1995, Dr. Ruggles and Dr. Reins hold options granted to them in fiscal year 1994. As of June 30, 1997 Dr. Ruggles holds 100,000 options at an exercise price of $.10 per share, and Dr. Reins holds 100,000 options at an exercise price of $.10 per share. These options expire 8-2-98. Dr. Hubert was granted 20,000 options in 1994 and exercised his options on February 24, 1994 at a price of $.10 per share.

AGGREGATED OPTIONS/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR
VALUE TABLE.

        Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                     Number of
                                     Securities     Value of
                                     Underlying     Unexercised
                                     Unexercised    In-the-Money
                                     Options/SARs   Options/SARs
                                     at FY-End      at FY-End
            Shares
            Acquired     Value       Exercisable/   Exercisable/
Name        on Exercise  Realized    Unexercisable  Unexercisable
-----------------------------------------------------------------

K. Ruggles      0           0        100,000/0       $5,700/0
E. Reins        0           0        100,000/0       $5,700/0
D. Timms        0           0        120,000/0           0/0

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table contains information regarding those persons known by the Company to be the beneficial owners of more than five percent of the Company's no par value Common Stock, as of September 8, 1997. As of September 8, 1997, there were 1,066,237 shares of Common Stock outstanding. The listed shareholders hold the shares directly and exercise sole investment and voting powers with regard to their respective shares:

                                        Amount and
                                        nature of
                Name and address        beneficial     Percent of
Title of Class  of beneficial owner     ownership      class (1)
-----------------------------------------------------------------
Common Stock,   Kenneth W. Ruggles      235,000 (2)      20.2
No par value    3239 Imjin Road
                Marina, CA 93933

Common Stock,   E. R. Reins             195,625 (3)      16.8
No par value    3239 Imjin Road
                Marina, CA 93933

Common Stock,   William E. Hubert       143,750 (4)      13.5
No par value    1829 Otter Pond Circle
                Montrose, Co  81401

Common Stock,   Douglas S. Timms        120,000 (5)      10.1
No par value    One Peachtree Battle
                Avenue, N.W., #13
                Atlanta GA 30305

----------
(1) In calculating the percentage of class, shares of preferred stock outstanding, which are convertible to shares of Common Stock at the rate of 18 shares of Common Stock for each share of preferred stock, have been excluded from the total number of outstanding shares except to the extent that Dr. Ruggles' wife owns shares of preferred stock. At September 8, 1997, there were a total of 813 shares of Series A Preferred Stock outstanding which are convertible into a total of 14,625 shares of Common Stock at the option of the holders.

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

(B)  SECURITY OWNERSHIP OF MANAGEMENT.

The following table contains information, as of September 8, 1997, regarding the shares of the Company's Common Stock beneficially owned by its directors and by all officers and directors as a group. Each shareholder or group owns the shares directly and exercises sole investment and voting powers over the shares set forth opposite their name.

                                         Amount and
                                         nature of
                 Name and address of     beneficial   Percent of
Title of Class   beneficial owner        ownership     class (1)

Common Stock,    Kenneth W. Ruggles      235,000 (2)      20.2
No par value     3239 Imjin Road
                 Marina, CA 93933

Common Stock,    E.R. Reins              195,625 (3)      16.8
No par value     3239 Imjin Road
                 Marina, CA 93933

Common Stock,    William E. Hubert       143,750 (4)      13.5
No par value     1131 South 12th St.
                 Montrose, CO 81401

Common Stock,    Douglas S. Timms        120,000 (5)      10.1
No par value     28316 Plantation Dr.
                 Atlanta, GA 30324

Common Stock,    All officers and        694,375 (6)      50.1
No par value     directors as a
                 group (four persons)

----------

(1) In calculating the percentage of class, shares of preferred stock outstanding, which are convertible to shares of Common Stock at the rate of 18 shares of Common Stock for each share of preferred stock, have been excluded from the total number of outstanding shares except to the extent that Dr. Ruggles' wife owns shares of preferred stock. At September 8, 1997, there were a total of 813 shares of Series A Preferred Stock outstanding which are convertible into a total of 14,625 shares of Common Stock at the option of the holders.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)-(C)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

All material transactions between the Company and its management or any affiliates of management during the two fiscal years ended
June 30, 1997, are described under "Item 10 - Executive
Compensation."

(D)  TRANSACTIONS WITH PROMOTERS.  Not applicable.

                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  None

(a)  The following documents are filed as a part of this Form
10-KSB immediately following the signature page:

                                                             Page
                                                           number

1.  Report of Independent Certified Public
    Accountants                                              F-1

    Balance Sheets - June 30, 1996
    and 1997                                                 F-2

    Statement of Operations - for the years ended
    June 30, 1996 and 1997                                   F-4

    Statement of Changes in Stockholders'
    Equity - For the years ended
    June 30, 1996 and June 30, 1997                          F-5

    Statement of Cash Flows - for the years
    ended June 30, 1996 and 1997                             F-6

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

10.3        Articles of Merger (1)

10.5        Form of Agency Contract (2)

10.6        Consulting Agreement - NASA - September 27, 1988 (2)

10.7        Lease - Office - August 8, 1988 (2)

10.8        1988 Stock Option Plan (3)

----------

(1) Incorporated by reference from the like named exhibits to the Registrant's Registration Statement on Form S-18, No.
33-15-682-LA.

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

                                   SYSTEMS WEST, INC.
                                   Registrant

                   9/15/97         Kenneth W. Ruggles, Principal
                                   Executive Officer, Principal
                                   Financial and Accounting
                                   Officer and Director
                                   (Signature)

                   9/15/97         E. R. Reins, Director
                                   (Signature)

                   9/15/97         William E. Hubert, Director
                                   (Signature)

                   9/15/97         Douglas S. Timms, Chairman
                                   of the Board and Director
                                   (Signature)

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Systems West, Inc.

We  have  audited the accompanying balance sheet of  Systems
West,Inc.
as of June 30, 1996 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systems
West, Inc. as of June 30, 1996 and 1997, and the results of its operations and its cash flows for the years then ended,in conformity with generally accepted accounting principles.




August 15, 1997
Denver, Colorado                            CAUSEY DEMGEN & MOORE
INC.

                        SYSTEMS WEST, INC.

                          Balance Sheet

                      June 30, 1996 and 1997

                        ASSETS
                                               1996         1997
Current assets (Note 5):
  Cash                                       $128,199     $
85,092
  Accounts receivable, less allowance
    for doubtful accounts of $7,962
    in 1997 ($14,735 in 1996)                 134,621
2,755
  Costs and estimated earnings
    on long-term contracts (Note 2)            54,301
141,103
  Inventories (Note 3)                         78,136
97,608
  Prepaid expenses                              4,398
4,827
                                             --------
--------
    Total current assets                      399,655
331,385

Furniture and equipment, less
  accumulated depreciation of $65,290
  in 1997 ($56,707 in 1996) (Note 5)           20,662
20,683

Prototype equipment, less
  accumulated depreciation of $107,375
  in 1997 ($83,946 in 1996) (Note 5)           45,708
39,600

Other assets (Note 5)                           4,474
8,474
                                             --------
--------
                                             $470,499
400,142
                                             ========
========
                See accompanying notes

                        SYSTEMS WEST, INC.

                           Balance Sheet

                      June 30, 1996 and 1997

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                1996         1997
Current liabilities:
  Note payable (Note 5)                    $        -   $
143,400
  Accounts payable                             69,252
61,177
  Deferred income                               6,020
-
  Accrued commission expense                    5,527
15,067
  Accrued warranty liability                   37,000
7,000
  Other accrued liabilities                    48,003
25,979
  Payable to officers/directors (Notes
    4 and 5)                                  140,663
143,883
  Current portion of capitalized lease
    obligations (Note 7)                        8,701
8,284
                                             --------
---------
      Total current liabilities               315,166
404,790

Capitalized lease obligation (Note 7)           7,567
4,463

Commitments (Note 7)

Stockholders' equity (deficit) (Note 6):
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                          8
8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,066,237 shares (1,066,749 shares
    1996) issued and outstanding            1,703,746
1,703,416
  Additional paid-in capital                  160,435
160,435
  Accumulated deficit                     (1,716,423)
(1,872,970)
                                          ----------
----------
    Total stockholders' equity (deficit)     147,766
(9,111)
                                          ----------
----------
                                          $  470,499     $
400,142
                                          ==========
==========


                   See accompanying notes

                     SYSTEMS WEST, INC.

                   Statement of operations

                   June 30, 1996 and 1997

                                              1996
1997

Sales (Note 9)                             $1,333,477        $
758,946

Costs and expenses:
  Cost of sales                               614,997
301,014
  Marketing                                   194,541
276,868
  Research and development                     29,592
63,001
  General and administrative                  252,012
270,201
  Interest                                      8,446
4,409
                                           ----------
----------
                                            1,099,588
915,493
                                           ----------
----------
Net income (loss) (Note 8)                 $  233,889        $
(156,547)
                                           ==========
==========
Net income (loss) per
  common share                             $      .22        $
(.15)
                                           ==========
==========
Weighted average
  common shares                             1,081,000
1,067,000
                                           ==========
==========



                   See accompanying notes

                     SYSTEMS WEST, INC.

      Statement of changes in stockholders' equity (deficit)
            For the Years ended June 30, 1996 and 1997

                             Series A
 Additional                   Total
                          preferred stock        Common stock
  paid-in    Accumulated   stockholders'
                          Shares  Amount      Shares      Amount
  capital      deficit    equity (deficit)

Balance, June 30, 1995     812.5  $    8     1,066,749
$1,703,746    $160,435  $(1,950,312)   $ (86,123)

  Net income for
    the year                   -       -             -
-           -      233,889      233,889
                          ------  ------     ---------
---------    --------   ----------    ---------
Balance, June 30, 1996     812.5       8     1,066,749
1,703,746     160,435   (1,716,423)     147,766

  Common shares                -       -          (512)
(330)          -            -         (330)
    repurchased

  Net loss for
    the year                   -       -             -
-           -     (156,547)    (156,547)
                          ------  ------     ---------
----------    --------  -----------    ---------
Balance, June 30, 1997     812.5  $    8     1,066,237
$1,703,416    $160,435  $(1,872,970)   $  (9,111)
                          ======  ======     =========
==========    ========  ===========    =========



                      See accompanying notes

                           SYSTEMS WEST, INC.

                         Statement of Cash Flows

               For the years ended June 30, 1996 and 1997

                                              1996          1997
Cash flows from operating activities:
  Net income (loss)                          $233,889
$(156,547)
  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities:
      Depreciation and amortization            28,709
32,012
      Decrease in receivables                 164,872
131,866
      Increase in costs and estimated
        earnings on long-term contracts       (48,192)
(86,802)
      Decrease (increase) in inventories          353
(19,472)
      Decrease (increase) in prepaid
        expenses                                3,625
(429)
      Decrease in accounts payable            (29,433)
(8,075)
      Decrease in billings on long-term
        contracts in excess of costs          (35,720)
-
      Increase (decrease) in accrued
        commission expense                    (30,456)
9,540
      Increase (decrease) in other accrued
        liabilities                             9,458
(52,024)
      Decrease in deferred income             (14,280)
(6,020)
      Increase in payable - officers/
        directors                                  37
3,220
      Gain on disposal of equipment            (4,355)
-
                                            ---------
--------
    Net cash provided by (used in)
      operating activities                    278,507
(152,731)

Cash flows from investing activities:
  Acquisition of furniture and equipment       (7,788)
(8,604)
  Acquisition of prototype equipment          (12,279)
(10,408)
  Increase in other assets                     (3,000)
(4,000)
  Proceeds from sale of fixed assets            5,181
-
                                             --------
--------
    Net cash used in investing activities     (17,886)
(23,012)

Cash flows from financing activities:
  Proceeds from line of credit                 90,000
143,400
  Payments on line of credit                 (220,000)
-
  Payments on capitalized lease
    obligations                                (5,637)
(10,434)
  Repurchase of common stock                        -
(330)
                                            ---------
--------
    Net cash provided by (used in)
      investing activities                   (135,637)
132,636
                                            ---------
--------
Net increase (decrease) in cash and cash
  equivalents                                 124,984
(43,107)
Cash and cash equivalents at beginning
  of year                                       3,215
128,199
                                             --------
---------
Cash and cash equivalents at end of year     $128,199    $
85,092
                                             ========
=========
            (Continued on following page)
                See accompanying notes
                         F-6

                  SYSTEMS WEST, INC.

                Statement of Cash Flows

      For the years ended June 30, 1996 and 1997

            (Continued from preceding page)
                                              1996         1997
Supplemental disclosures of cash flow
  information:
    Cash paid during the period for
      interest                              $   8,446  $   4,409


Supplemental Schedule of noncash investing and financing activities:
    During the years ended June 30, 1996 and 1997, the Company entered into capital leases for prototype equipment amounting to $13,060 and $6,913, respectively.



                      See accompanying notes

                        SYSTEMS WEST, INC.

                   Notes To Financial Statements

                      June 30, 1996 and 1997

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

Revenue recognition:

Income on long-term contracts is recognized on the percentage-of-
completion method.    On construction-type contracts where
the percentage-of-completion method is used, costs and estimated earnings in excess of progress billings are shown as a current asset. On long-term governmental consulting contracts, income is recognized as services are performed and billed, based on the related costs incurred during each monthly billing period.

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

Research and development:

Company-sponsored research and development costs related to both present and future products are expensed currently in accordance

                        SYSTEMS WEST, INC.

                   Notes To Financial Statements

                      June 30, 1996 and 1997


1.Summary of significant accountind policies (continued)

with Statement of Financial Accounting  Standards No.2.
Therefore,
the Company's cost of acquisition and development of proprietary technology is not reflected as an asset on the accompanying balance sheet.

Furniture and equipment:

Furniture and equipment is recorded at cost. Depreciation commences as items are placed in service and is computed on a straight-line method over their estimated useful lives of 5 years.

Net income (loss) per common share:

The net income (loss) per common share is computed based upon the weighted average shares outstanding during the period. Shares convertible from preferred stock and warrants were not considered for the year ended June 30, 1997 as their effect would be anti-dilutive.

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

Concentrations of credit risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At times during the year, the balance at any one financial institution may exceed FDIC limits. The Company provides credit, in the normal course of business, to customers throughout the United States and the world. The Company performs credit evaluations of its customers and maintains allowances for potential credit losses.

Fair value of financial instruments:

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

                        SYSTEMS WEST, INC.

                   Notes To Financial Statements

                     June 30, 1996 and 1997

2. Costs incurred and estimated earnings on uncompleted contracts

Costs incurred and estimated earning on uncompleted contracts are as follows at June 30, 1996 and 1997:

                                                    1996
1997
    Costs incurred on uncompleted
       contracts                                  $299,339
$80,506
    Estimated earnings                             157,753
60,597
                                                  --------
-------
                                                   457,092
141,103
    Less billings to date                         (402,791)
  -
                                                  --------
-------
       Total                                      $ 54,301
$141,103
                                                  ========
========

Revision in estimated contract costs are made in the year in which circumstances requiring the revision became known.

3.   Inventories

Inventories consist of the following at June 30, 1996 and 1997:

                                                    1996
1997

    Computer parts                              $ 63,958   $
61,524
    Work-in-process                               14,178
36,084
                                                --------
--------
                                                $ 78,136   $
97,608
                                                ========
========

4.   Related party transactions

Payable to officers/directors consists of the following at June
30,
1996 and 1997:

                                                  1996       1997

    Accrued salaries                           $127,532
$130,974
    Reimbursement of Company expenses            13,131
12,909
                                               --------
--------
                                               $140,663
$143,883
                                               ========
========

                        SYSTEMS WEST, INC.

                   Notes To Financial Statements

                     June 30, 1996 and 1997

5.   Note payable

At  June  30, 1997, the Company has a line of credit from a
finance
company in the amount of $250,000, obtained under a California Export Financing Office guarantee. The line provided pre-shipment working capital financing against certain export purchase orders, bears interest at the prime rate plus 2.5% (11% at June 30,
1997),
and  is repayable from the assignment of proceeds from the
purchase
orders.   As  of June 30, 1997, the Company had borrowed $143,400
under the line of credit. The related promissory note matures on
October 31, 1997, the finance company obtained a first lien on all assets of the Company, and officers of the Company had subordinated their loans from the Company to the promissory note.

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

In  1989, the Company's stockholders approved the adoption of a
Key
Employee Stock Option Plan which provides for the granting to officers, directors and key employees of the Company, options to purchase up to 65,000 shares of the Company's common stock. Corporate officers who hold "insider" stock are ineligible to
participate in the plan. As of June 30, 1995, the Company had granted qualified options to purchase a total of 38,207 shares of its common stock to employees, consultants and its landlord exercisable through February 1999 at $.40 to $8.00 per share. During the year ended June 30, 1996, qualified options to purchase 11,250 shares of the Company's common stock at prices ranging from $1.00 to $8.00 per share expired. During the year ended
June 30, 1997, the Company issued options to acquire 10,000
shares  of the
Company's  stock at prices ranging from $.15 to $.44 per share
and
4,500 options were canceled leaving a balance of 32,457 options outstanding at June 30, 1997 exercisable at prices ranging from
$.15 to $1.00 per share(weighted average exercise price of $.49 per
share).  The Company has adopted the disclosure-only provisions of
Statement of Financial Accounting Standards No.123, Accounting
for
Stock-Based Compensation.  Accordingly, no compensation cost  has
been  recognized  for  the stock option  plans.   The  amount  of
compensation that  would have been recorded had  the
compensation
been based on the fair value of the stock options granted would not
have  been  material for either the years ended June  30,  1996
or
1997.

                        SYSTEMS WEST, INC.

                   Notes To Financial Statements

                      June 30, 1996 and 1997

6.Stockholders' equity (deficit) (continued)

On  August  2, 1993, the Company granted non-qualified options to
purchase a total of 220,000 shares of its common stock to three officers and directors of the Company, exercisable through August
2, 1998  at $.10 per share, of which options to purchase  20,000 shares
were exercised in February 1994.  On January 23, 1995, the
Company
granted nonqualified options to purchase 120,000 shares of its common stock to a director of the Company, exercisable through January 23, 2000 at $.18 per share. As of June 30, 1997, 300,000 options are exercisable at a weighted average exercise price of $.13 per share.

7.   Lease commitments

Operating leases:

The Company leases office and production space under a lease agreement which expires July 31, 1999.

Rent expense for operating leases was approximately $38,619 and
$35,325 for the years ended June 30, 1996 and 1997, respectively.

Future minimum payments on the office lease amount to the
following
at June 30:
                1998                    $ 36,123
                1999                      36,123
                2000                       3,010
                                        --------
                                        $ 75,256
                                        ========

Capitalized lease obligations:

At June 30, 1997, the Company had capitalized leases for office and prototype equipment. Following is a schedule of future minimum rental payments, including interest, on the capitalized lease obligations:

        Year ending June 30,              Amount
                  1998                   $10,168
                  1999                     5,287
                                         -------
     Total future minimum lease payments  15,455
     Less amount representing interest     2,708
     Present value of future net minimum -------
       lease payments                     12,747
     Due within one year                   8,284
                                         -------
     Due after one year                  $ 4,463
                                         =======
                 F-12

          SYSTEMS WEST, INC.

     Notes To Financial Statements

        June 30, 1996 and 1997

Property  recorded  under  capital leases  include the  following amounts:
                                               1996          1997
           Furniture and equipment           $10,339
$10,339
           Prototype equipment                13,060
19,973
                                             -------
-------
                                              23,399
30,312
           Accumulated amortization            5,220
13,141
                                             -------
-------
           Net capitalized leased property   $18,179
$17,171
                                             =======
=======
8.   Income taxes

The Company did not record an income tax provision for the years ended
June 30, 1996 and 1997 due to the utilization of a tax loss carryforward.

The Company has net operating loss carryforwards of approximately
$1,814,000 which it may use to offset future taxable income.
The
carryforwards expire as follows:

           Year 2003                  $ 131,000
                2004                    652,000
                2005                    189,000
                2006                    314,000
                2007                    148,000
                2009                     48,000
                2010                    188,000
                2012                    144,000
                                     ----------
                                     $1,814,000
                                     ==========

Deferred tax assets result from the accrual of warranty and vacation expenses for financial reporting purposes which were not accrued for tax return parcpued for tax return purposes.

As of June 30, 1996 and 1997, total deferred tax assets and valuation allowance are as follows:

                                          1996       1997

    Deferred tax assets                $ 25,000    $ 13,000
    Deferred tax assets resulting
      from loss carryforward            553,000     616,000
    Valuation allowance                (578,000)   (629,000)
                                       --------    --------
                                        $     -    $      -
                                       ========    ========

During the year ended June 30, 1996, the Company utilized net operating loss carryforwards of approximately $281,000 to offset

                        SYSTEMS WEST, INC.

                   Notes To Financial Statements

                      June 30, 1996 and 1997

8.  Income taxes (continued)

current taxable income, resulting in a current tax benefit of $101,000.

9.   Major customers and export sales

Major customers:

Customers which accounted for over 10% of revenues were as follows for the years ended June 30:

                                           1996         1997

       Customer A                            41%         44%
       Customer B                             -          19%
       Customer C                             -          11%
       Customer D                            23%          *
       Customer E                            13%          -


    * - Less than 10%

Export sales:

In  1996 and 1997 the breakdown of export sales by geographic area
is as follows:
                                              1996        1997
         Canada/Mexico                     $ 13,000    $ 22,000
         Europe                             185,000     169,000
         Asia                               313,000      90,000
         South America - Caribbean          176,000      49,000
                                           --------    --------
         Total export sales                $687,000    $330,000
                                           ========    ========
10.  Pension Plan

During  December  1996, the Company adopted a Simplified
Employee
Pension Plan  (the  "Plan") which covers  all employees  of  the
Company.   The Company's contribution to the Plan is
discretionary,
and  is  subject to limitations prescribed by the Internal
Revenue
Service for qualified benefit plans. No contributions to the plan were made by the Company during the year ended June 30, 1997.