Form 10QSB
period 1997-09-30
SYSTEMS WEST INC
filed 1997-11-14
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  September 30, 1997

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
November 3, 1997:    1,066,237

This Form 10-QSB is not covered by an accountant's report

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              September 30, 1997 (unaudited)
              and June 30, 1997                        Page 3
            Statements of Operations
              Three months ended September 30,
              1997 and 1996 (unaudited)                Page 5
            Statements of Cash Flows
              Three months ended September 30,
              1997 and 1996 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 11

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                    September 30,      June 30,
                                        1997             1997
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                    9,144          85,092
  Receivables, net of allowance for
    doubtful accounts                     8,346           2,755
  Inventory
    Costs & estimated earnings on
      long-term contracts               190,507         141,103
    Work-in-process                       1,158          36,084
    Computer parts                       96,006          61,524
  Prepaid expenses                        4,827           4,827
                                        -------         -------
        Total current assets            309,988         331,385

FURNITURE AND EQUIPMENT, net of
  $67,376 and $65,290 of
  accumulated depreciation               18,637          20,683

PROTOTYPE EQUIPMENT, net of
  $112,816 and $107,375 of
  accumulated depreciation               34,159          39,600

Deposits                                  4,474           8,474
                                        -------         -------
                                        367,258         400,142
                                        =======         =======


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30,     June 30,
                                          1997           1997
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Note payable                          199,400         143,400
  Accounts Payable                       54,485          61,177
  Accrued Liabilities                    54,778          48,046
  Payables - officers/directors         162,633         143,883
  Current portion of capitalized
    lease obligation                      8,284           8,284
                                        -------         -------
    Total current liabilities           479,580         404,790

Capitalized lease obligation              1,256           4,463

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,066,237 shares issued and
    outstanding                       1,703,416       1,703,416
  Additional paid-in capital            160,435         160,435
  Accumulated deficit                (1,977,437)     (1,872,970)
                                      ---------       ---------
    Total stockholders' equity         (113,578)         (9,111)
                                      ---------       ---------
                                        367,258         400,142
                                      =========       =========

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                                          Three Months Ended
                                             September 30
                                       1997                1996
                                    _____________________________

Revenues
  Sales                                89,991            313,687

Costs and expenses
  Cost of sales                        41,311            125,404
  Marketing                            43,769             61,619
  Research and development             49,329              5,117
  General and administrative           60,049             68,982
                                      -------            -------
                                      194,458            261,122
                                      -------            -------
Net income (loss)                    (104,467)            52,565
                                      =======            =======
Net income (loss) per common share      (.098)              .049

Weighted average common shares      1,066,237          1,081,000

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                  Three Months Ended September 30
                                            1997          1996
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                        (104,467)      52,565
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization           7,527        8,309
      (Increase) decrease in receivables     (5,591)     (45,363)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                           (49,404)      54,301
      (Increase) decrease in inventories        444      (43,751)
      (Increase) decrease in prepaid
        expenses/deposits                        --        2,638
        Increase (decrease) in accounts
        payable                              (6,692)      (3,753)
      Increase (decrease) in accrued
        liabilities and customer deposits     6,732        3,242
      Increase (decrease) in payables--
        officers/directors                   18,750           --
      Increase (decrease) in deferred
        revenue                                  --       (3,570)
                                            -------      -------
           Net cash provided by (used in)
           operating activities            (132,701)      24,618


Cash flows from investing activities
  Acquisition of prototype equipment            (40)       8,046
  Decrease in other assets                    4,000           --
                                            -------      -------
           Net cash used in investing
           activities                         3,960        8,046
                                            -------      -------
Cash flows from financing activities
  Payments on line of credit                 56,000           --
  Payments on capital lease                  (3,207)      (2,049)
                                            -------      -------
           Net cash used in financing
           activities:                       52,793       (2,049)
                                            -------      -------



Net increase (decrease) in cash and
  cash equivalents                         (75,948)       14,523

Cash and cash equivalents at beginning
  of period                                 85,092       128,199
                                           -------       -------

Cash and cash equivalents at end of
  period                                     9,144       142,722
                                           =======       =======

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                   6,088           644

See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at September 30, 1997 and 1996 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1997 includes audited financial statements as of June 30, 1997 and 1996, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Systems West, Inc. posted a net loss of $104,467 on gross sales of $89,991 for the first quarter of fiscal year 1998. This unsuccessful quarter resulted from delays in securing and initiating sales activity and the continued impact of significant cash constraints.

The Company has a backlog in excess of $310,000 as of September 30, 1997, most of which is deliverable by December 31, 1997. The sales prospect activity continues at healthy levels and management remains encouraged that the fiscal year 1998 profit performance will be at least breakeven with the second half of the year returning to profitability on strong revenue results.


FINANCIAL CONDITION

At September 30, 1997, the Company had a working capital deficit of $169,592 as compared to a working capital surplus of $134,923 at September 30, 1996.

Systems West, Inc. currently has outstanding line of credit financing of $199,400. The Company's existing working capital is supporting Systems West's short-term operating requirements. Current working capital is supplemented by export loans guaranteed by the California Export Finance Office on international business. Systems West, Inc. will require additional debt or equity financing to implement its long-term strategies and achieve its fiscal year 1998 objectives.

PART II. OTHER INFORMATION

No information is included in answer to Items 1, 2, 3, 4, 5, or 6 under Part II as the Items are either not applicable or, if applicable, the answer is negative.

                    Forward-Looking Statements

The statements contained in this report which are not historical in nature are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors for such statements under such sections. The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on numerous assumptions, including, but not limited to, the assumption that the Company can successfully compete with larger, more established competitors; that the market segments targeted by the Company will continue to grow; that pricing and other competitive pressures worldwide on significant projects will not cause margins to erode significantly; that the Company will complete its major project cost-effectively to budgetary expectations; and that currency fluctuations worldwide will not cause adverse pricing pressures.

The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements, including, but not limited to, the risk that competitive conditions in the industry will change adversely or otherwise become more intense; that changes in technology or customer preference could cause the growth rate in the markets the Company serves to slow or halt; that demand for the Systems West product line will slow; that worldwide pricing and other competitive pressures could adversely affect the Company's margins; or that currency fluctuations could result in international pricing pressures or could reduce the value in U.S. dollar terms of the Company's international sales.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                     11/12/97     Kenneth W. Ruggles
                      (Date)          (Signature)

                     11/12/97     Douglas S. Timms
                      (Date)          (Signature)