Form 10QSB
period 1997-12-31
SYSTEMS WEST INC
filed 1998-02-17
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended: December 31, 1997

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
February 2, 1998:    1,066,237

This Form 10-QSB is not covered by an accountant's report

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              December 31, 1997 (unaudited)
              and June 30, 1997                        Page 3
            Statements of Operations
              Three months and six months ended
              December 31, 1997 and 1996 (unaudited)   Page 5
            Statements of Cash Flows
              Six months ended December 31,
              1997 and 1996 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 10

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                     December 31,       June 30,
                                        1997             1997
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                   43,540          85,092
  Receivables, net of allowance for
    doubtful accounts                    23,831           2,755
  Inventory
    Costs & estimated earnings on
      long-term contracts                    --         141,103
    Work-in-process                      17,586          36,084
    Computer parts                       80,540          61,524
  Prepaid expenses                        4,827           4,827
                                        _______         _______
        Total current assets            170,324         331,385

FURNITURE AND EQUIPMENT, net of
  $69,462 and $65,290 of
  accumulated depreciation               17,044          20,683

PROTOTYPE EQUIPMENT, net of
  $118,257 and $107,375 of
  accumulated depreciation               29,055          39,600

Deposits                                  4,474           8,474
                                        _______         _______
                                        220,897         400,142


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December 31,     June 30,
                                          1997           1997
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Deposits                                   80              --
  Note payable                           50,000         143,400
  Accounts Payable                       61,148          61,177
  Accrued Liabilities                    46,157          48,046
  Payables - officers/directors         181,006         143,883
  Current portion of capitalized
    lease obligation                      4,918           8,284
  Deferred Revenue/LT Contracts          22,521              --
                                        _______         _______
    Total current liabilities           365,830         404,790

Capitalized lease obligation              2,557           4,463

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,066,237 shares issued and
    outstanding                       1,703,416       1,703,416
  Additional paid-in capital            160,435         160,435
  Accumulated deficit                (2,011,349)     (1,872,970)
                                      _________       _________
    Total stockholders' equity         (147,490)         (9,111)
                                      _________       _________
                                        220,897         400,142

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                         Three Months Ended    Six Months Ended
                             December 31          December 31
                          1997       1996      1997       1996
                      ___________________________________________

Revenues
  Sales                 164,233    124,569    254,224    438,256

Costs and expenses
  Cost of sales          71,260     31,078    112,571    156,481
  Marketing              29,953     64,426     73,722    126,045
  Research and
    development          23,394     17,092     72,723     22,209
  General and
    administrative       73,538     64,891    133,587    133,873
                        _______    _______    _______    _______
                        198,145    177,487    392,603    438,608

Net income (loss)       (33,912)   (52,918)  (138,379)      (352)

Net income (loss)
  per common share         (.03)      (.05)      (.13)        --

Weighted average
  common shares       1,066,237  1,081,000  1,066,237  1,081,000

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                     Six Months Ended December 31
                                            1997          1996
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                        (138,379)       (352)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          15,054      12,804
      (Increase) decrease in receivables    (21,076)     98,734
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                           141,103      54,301
      (Increase) decrease in inventories       (518)    (70,824)
      (Increase) decrease in prepaid
        expenses/deposits                     4,000       4,398
      Increase (decrease) in accounts
        payable                                 (29)    (10,875)
      Increase (decrease) in accrued
        liabilities and customer deposits    (1,809)    (32,607)
      Increase (decrease) in payables--
        officers/directors                   37,123          --
      Increase (decrease) in deferred
        revenue                              22,521      (6,020)
                                            ________    ________
           Net cash provided by (used in)
           operating activities              57,990      49,559

Cash flows from investing activities
  Acquisition of furniture & equipment         (533)        785
  Acquisition of prototype equipment           (337)     (8,128)
                                            ________    ________
           Net cash used in investing
           activities                          (870)     (7,343)
                                            ________    ________

Cash flows from financing activities
  Proceeds from line of credit               50,000          --
  Payments on line of credit               (143,400)         --
  Payments on capital lease                  (5,272)     (4,181)
                                           _________   _________
           Net cash used in financing
           activities:                      (98,672)     (4,181)




Net increase (decrease) in cash and
  cash equivalents                          (41,552)     38,035

Cash and cash equivalents at beginning
  of period                                  85,092     128,199
                                            _______     _______

Cash and cash equivalents at end of
  period                                     43,540     166,234

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                   10,280       1,185

See accompanying notes to financial statements.

                 NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at December 31, 1997 and 1996 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1996 includes audited financial statements as of June 30, 1997 and 1996, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Systems West, Inc. posted a net (loss) of $(33,912) on net sales of $164,233 for the second quarter of fiscal year 1998, and a cumulative net (loss) of $(138,379) on net sales of $254,224 for the six months ended December 31, 1997. The first six months of fiscal year 1998 continued to be impacted adversely by significant cash constraints and unanticipated delays in finalizing contract negotiations on a major South American project. This $1,132,000 contract was signed early in fiscal quarter three 1998.

The Company has a backlog in excess of $1,320,000 as of January 31, 1998, most of which is deliverable during the next twelve months. The sales prospect activity continues at healthy levels and management remains encouraged that the fiscal year 1998 profit performance will approach breakeven with the second half of the year returning to profitability on strong revenue results.


FINANCIAL CONDITION

At December 31, 1997, the Company had a working capital deficit of $(195,506) as compared to a working capital surplus of $85,073 at December 31, 1996.

Systems West, Inc. currently has an outstanding line of credit financing of $50,000. This line of credit and the Company's existing working capital is supporting its short term operating requirements. Ongoing working capital is supplemented periodically by export loans guaranteed by the California Export Finance Office on international business.

PART II. OTHER INFORMATION

No information is included in answer to Items 1, 2, 3, 4, or 5 under Part II as the Items are either not applicable or, if applicable, the answer is negative.

Item 6. Resignations of Registrant's Directors

Effective October 20, 1997, E. R. Reins resigned his position on the Board of Directors and as an officer of Systems West, Inc.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                      2/13/98     Kenneth W. Ruggles
                      (Date)          (Signature)

                      2/13/98     Douglas S. Timms
                      (Date)          (Signature)