Form 10QSB
period 1998-03-31
SYSTEMS WEST INC
filed 1998-05-15
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  March 31, 1998

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
May 1, 1998:    1,166,237

This Form 10-QSB is not covered by an accountant's report.

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              March 31, 1998 (unaudited)
              and June 30, 1997                        Page 3
            Statements of Operations
              Three months and nine months ended
              March 31, 1998 and 1997 (unaudited)      Page 5
            Statements of Cash Flows
              Nine months ended March 31,
              1998 and 1997 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 9
SIGNATURES                                             Page 11

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                      March 31,        June 30,
                                        1998             1997
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                   34,323          85,092
  Receivables, net of allowance for
    doubtful accounts                   147,802           2,755
  Inventory
    Costs & estimated earnings on
      long-term contracts               138,000         141,103
    Work-in-process                      24,807          36,084
    Computer parts                       58,979          61,524
  Prepaid expenses                        4,827           4,827
                                        _______         _______
        Total current assets            408,738         331,385

FURNITURE AND EQUIPMENT, net of
  $71,548 and $65,290 of
  accumulated depreciation               24,058          20,683

PROTOTYPE EQUIPMENT, net of
  $123,698 and $107,375 of
  accumulated depreciation               40,821          39,600

Deposits                                  4,474           8,474
                                        _______         _______
                                        478,091         400,142


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March 31,       June 30,
                                          1998           1997
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Deposits                                   80              --
  Note payable                          311,000         143,400
  Accounts Payable                       31,858          61,177
  Accrued Liabilities                    56,166          48,046
  Payables - officers/directors         177,633         143,883
  Current portion of capitalized
    lease obligation                      4,918           8,284
  Deferred Revenue/LT Contracts          29,642              --
                                        _______         _______
    Total current liabilities           611,297         404,790

Capitalized lease obligation              1,151           4,463

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,166,237 shares issued and
    outstanding                       1,713,416       1,703,416
  Additional paid-in capital            160,435         160,435
  Accumulated deficit                (2,008,216)     (1,872,970)
                                      _________       _________
    Total stockholders' equity         (134,357)         (9,111)
                                      _________       _________
                                        478,091         400,142

See accompanying notes to financial statements.

                     STATEMENTS OF OPERATIONS
                            (unaudited)



                         Three Months Ended   Nine Months Ended
                               March 31            March 31
                          1998       1997      1998       1997
                      ___________________________________________

Revenues
  Sales                 331,098    139,065    585,322    577,320

Costs and expenses
  Cost of sales         151,304    120,023    264,118    275,919
  Marketing              50,204     68,964    123,925    195,009
  Research and
    development          22,762     11,025     95,242     33,234
  General and
    administrative      103,695     69,351    237,282    203,808
                        _______    _______    _______    _______
                        327,965    269,363    720,567    707,970

Net income (loss)         3,133   (130,298)  (135,245)  (130,650)

Net income (loss)
  per common share         .003       (.12)      (.12)      (.12)

Weighted average
  common shares       1,166,237  1,066,237  1,166,237  1,066,237

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                       Nine Months Ended March 31
                                            1998          1997
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                        (135,245)   (130,650)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          22,581      21,113
      (Increase) decrease in receivables   (145,047)    101,549
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                             3,103     (23,000)
      (Increase) decrease in inventories     13,822      29,510
      (Increase) decrease in prepaid
        expenses/deposits                     4,000      (1,771)
      Increase (decrease) in accounts
        payable                             (29,319)    (22,585)
      Increase (decrease) in accrued
        liabilities and customer deposits     8,200     (22,585)
      Increase (decrease) in payables--
        officers/directors                   33,750        (222)
      Increase (decrease) in deferred
        revenue                              29,642      (6,020)
                                            ________    ________
           Net cash provided by (used in)
           operating activities            (194,513)    (54,661)
                                            ________    ________
Cash flows from investing activities
  Acquisition of furniture & equipment       (9,634)         --
  Acquisition of prototype equipment        (17,544)    (22,623)
                                            ________    ________
           Net cash used in investing
           activities                       (27,178)    (22,623)
                                            ________    ________

Cash flows from financing activities
  Proceeds from line of credit              311,000      35,709
  Payments on line of credit               (143,400)
  Payments on capital lease                  (6,678)     (2,579)
  Common Stock Buyback/Issued                10,000        (330)
                                           _________   _________
           Net cash used in financing
           activities:                      170,922      32,800
                                           _________   _________



Net increase (decrease) in cash and
  cash equivalents                          (50,769)    (44,484)

Cash and cash equivalents at beginning
  of period                                  85,092     128,199
                                            _______     _______

Cash and cash equivalents at end of
  period                                     34,323      83,715
                                            _______     _______
Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                   13,641       1,959
                                            _______     _______

See accompanying notes to financial statements.

                     NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at March 31, 1998 and 1997 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1997 includes audited financial statements as of June 30, 1997 and 1996, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Systems West, Inc. posted a net income of $3,133 on net revenue of $331,098 for the quarter ended March 31, 1998 as compared to a net (loss) of $(130,298) on net revenue of $139,065 for the comparable quarter of the previous year. For the nine months ended March 31, 1998, the Company reported a cumulative net
(loss) of $(135,245) on net revenue of $585,322 as compared to a net (loss) of $(130,650) on net revenue of $577,320 for the nine months ended March 31, 1997. In the third quarter of fiscal 1998, the Company commenced work on a major South American project which is reflected in its significant backlog of $1,019,000 at March 31, 1998. Most of this backlog is deliverable during the next nine months.

Sales prospect activity continues to be strong worldwide and management remains optimistic that the second-half of fiscal year 1998 will show significant improvement in revenue performance and profitability, with the complete fiscal year likely reflecting revenues approaching $1,000,000 and a net loss.

FINANCIAL CONDITION

At March 31, 1998 the Company had a net working capital deficit of $(202,559) as compared to a working capital deficit of $(50,924) at March 31, 1997. The Company continues to be constrained by shortfalls in working capital to support progressive levels of production and sales activity. Current working capital requirements are supplemented by export loans guaranteed by the California Export Finance Office. At March 31, 1998, the Company has borrowed $261,000 under this program. Systems West is soliciting actively investors and strategic partners to enable the Company to capitalize on the significant worldwide opportunities available in its markets, although no definitive investment opportunities have materialized as of this report.

PART II. OTHER INFORMATION

No information is included in answer to Items 1, 3, 4, or 5 under Part II as the Items are either not applicable or, if applicable, the answer is negative.

Item 2.  Changes in Securities

On March 30, 1998, Kenneth W. Ruggles, President of Systems West,
Inc., exercised his option to purchase 100,000 shares of the Company's restricted common stock, increasing the number of shares outstanding from 1,066,237 to 1,166,237.

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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                      3/13/98     Kenneth W. Ruggles
                      (Date)          (Signature)

                      3/13/98     Douglas S. Timms
                      (Date)          (Signature)