Form 10KSB
period 1998-06-30
SYSTEMS WEST INC
filed 1998-09-29
CIK 819346

Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the fiscal year ended:
June 30, 1998

Commission file number:  33-15682-LA

Name of small business issuer in its charter:  Systems West, Inc.

State or other jurisdiction of incorporation or organization:
Colorado

IRS Employer Identification No.:  94-3026545

Address of principal executive offices:
3239 Imjin Road, Marina, CA 93933

Issuer's telephone number:  (831) 582-1050

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

Issuer's revenues for its most recent fiscal year:  $850,002

Aggregate market value of voting stock held by non-affiliates as of September 4, 1998 (computed by using the average of the bid and ask prices for the Company's Common Stock as quoted in the OTC Bulletin Board (OTCBB) (based on 987,487 shares of non-affiliated stock outstanding): $266,621

Shares of common stock, no par value, outstanding as of September
4, 1998:  1,321,237
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

ITEM 1.  DESCRIPTION OF BUSINESS

(A)  BUSINESS DEVELOPMENT.

Systems West, Inc. (the "Company" or "Systems West") is organized under the laws of the State of Colorado and continues the business of its predecessor, Systems West, Inc., a corporation formed under Nevada law in December 1986. The Company's executive offices are located at 3239 Imjin Road, Marina, California, 93933, and its telephone number is (831) 582-1050.

The Company manufactures weather satellite ground receiving stations and weather information processing systems.

The Company produces a unified set of products that are delivered in a broad range of configurations to meet specific customer requirements for weather satellite data. Common technology is used in all systems ranging from the low-cost Model 2000 series land ground station through the high-end Model 6000 High Resolution Picture Transmission (HRPT) station. The use of common technology has reduced development and production costs and allows the Company to produce a highly competitive product that can be tailored to specific customer needs.

In 1996, Systems West returned a profit of $233,889 on a revenue base of $1,333,477. In 1997, Systems West sustained a loss of $156,547 on a revenue base of $758,946. In 1998 Systems West sustained a loss of $293,264 on a revenue base of $850,002.

Revenues of the Company are itemized in the Statement of Operations for the Company. See "Financial Statements."

(B)  BUSINESS OF ISSUER.

Systems West, Inc. produces systems that read images from weather satellites. The Company's receivers are configured according to the source of the transmission.

(1)  Model 2000 (series) Weather Information Processor.
A Windows NT-based desktop weather satellite data receiving system that has become an industry leader in its technology and reliable operation.

(2)  Model 4000 (series) Weather Information Processor.
A Windows NT-based mobile and marine system weather satellite data receiving system that has become popular for use on luxury yachts, fishing vessels, ocean racing vessels, and military ships and mobile facilities.

(3)  Model 5000 (series) Digital Readout Station.
A Windows NT-based high-performance digital system that reads out images from high-resolution satellite systems. Systems West digital stations are installed in Japan, the United States, and throughout Latin America.

(4)  Model 6000 (series) Digital Readout Station.
A Windows NT-based high-performance digital system that reads out images from high-resolution polar-orbiting satellite systems.

(5) Systems West, Inc. WeatherWeb Server.
A unified weather message switch compliant with the World
Meteorological Organization's specifications for message switching systems. The WeatherWeb server provides a wide variety of product enhancements to the traditional message switch, providing operating features that integrate internet and intranet applications and WebServer functions.

Satellite Technology and Weather Applications

Background. Weather satellites provide technologically-advanced weather and ocean information to support the public safety, and to benefit a variety of commercial operations such as aviation and marine operations. Receipt of images from these satellites requires receiver and computer systems to receive and process data.

Marketplace. The Company's weather satellite ground station systems are intended to address the need of a perceived market niche for integrated, affordable, high-quality satellite data and weather information collection, computing and display systems.

Technology. The Company designs and manufactures its own receivers and special electronics plug-in boards. It uses existing microcomputer technology, largely off-the-shelf components, and Company-developed, proprietary computer hardware, radio receiver hardware, and computer programs to receive and process and display satellite data.

(1)  Off-the-Shelf Technology

Personal Computer Technology. The Microsoft Windows NT operating system used with powerful personal computers has resulted in the availability of powerful computing systems capable of supporting sophisticated user applications, including satellite image acquisition and image processing and database management, at reasonable costs. Presently, the power of these systems increases every year, while the prices have continued to decline. The Company and its customers have benefited from these price declines, allowing the competitive marketing of its products.

(2)  Company Proprietary Technology

Company proprietary technology is built into special hardware devices designed and manufactured by the Company. The use of its common technology philosophy has allowed the Company to maintain leading-edge technology while offering competitive systems. It has also expanded the proprietary technology base of the Company with products that can be independently marketed.

Data Manager Card. The Data Manager Card is an intelligent processor card designed to manage all of the major analog satellite data streams into and out of the computer while the computer is largely available for other tasks. The Data Manager Card has been redesigned to optimize its function with the Windows NT operating system.

Digitally-Tuned Receiver. The digitally-tuned weather satellite signals receiver provides a compact computer-tuned receiver. The digitally-tuned receiver manufactured by the Company has become the basis of all of the Company's systems.

Digital Signal Processing Card. This card provides for the very-high-speed processing of the high-data-rate digital broadcasts from advanced weather satellites. The capability of the card has been enhanced and generalized to process data from many different satellites. The card has been upgraded during this year, allowing the processing of high-volume data broadcasts from the GOES-8 satellite.

Image Processing System. The Company has developed advanced image processing software to interpret satellite images.

Serial Data Transfer Card. The serial data transfer card allows the capture of or the transmission of high-speed serial data by a personal computer. The card is designed to work with high-speed digital telemetry applications such as T1 telephone service and satellite digital broadcasts. The card performs as a digital data simulator for product development, and as the primary element of a raw data telemetry recorder using Systems West, Inc. software.

Product Development

The Company has made significant investment in new products, based on the Windows NT operating system, during the past fiscal year. The introduction of the advanced NT operating system technology for Intel Pentium workstations by Microsoft is changing the PC system landscape. To keep pace with this changing technology, the Company has invested into new hardware and software to bring the power of the NT technology to the satellite systems lines. Moving into the new fiscal year, the Company has been able to introduce a completely new line of product reflecting the latest underlying technology in Windows operating systems.

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

International Weather Services. In the international weather services market, the World Meteorological Organization (WMO) in Geneva has a membership of 114 nations with requirements for the products currently produced by the Company. The Company has been successful selling to this market.

North American Market. In the North American market, users include small television stations, public utilities and exploration companies. Military users include the United States
Army and Canadian Navy, and weather services providers.

Military Market. Systems West, Inc. systems are gaining a strong reputation for consistent and reliable operation in the military market. We continue to expand the U.S. military business base. The Company is also delivering product to overseas military and naval organizations including the British Meteorological Office for the Royal Air Force, NATO, and the Swedish Defence Forces. The proven rugged designs of Systems West, Inc. systems are believed to provide a continued strong growth in military systems.

Competition. The Company is marketing its Series 4000 and 2000 Systems in a price range of from $6,000 to $25,000. Depending upon the hardware and software capabilities which the customer orders, the Company is marketing the digital systems in a price range of $30,000 and up.

There are at least three major suppliers of "top-end" systems for handling satellite data. These larger companies are trying to move into the lower cost microprocessor-based market targeted by the Company. There is no assurance that the Company will be able to effectively compete against them. The Company strategy has been to substantially improve the performance of its "top-end" products and to seek partners and alliances to improve its market position.

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

The Export Administration Regulations require the Company to apply for export licenses authorizing the export of the Company's products to certain foreign countries. When required, an export application is made as each new contract for the sale of the Company's products is consummated. Thereafter, the application review procedure takes approximately 60 days. License requirement and approval will depend on the ultimate consignee and the particular end use.

The Export Administration Regulations provide advisory notes as to the likelihood of export licenses being granted for certain commodities and destinations. It is fully expected that export authorization will be granted for the Company's proposed systems to all of its planned markets. Denial of an individual validated license is not expected for the Company's currently planned markets, however the recent ban on export of selected commodities to India and Pakistan has resulted in a delay in closing business in that part of the world.

Patents, Trademarks and Copyrights

The Company does not have any patent or trademark protection for its products or name. The Company relies on copyright protection for its proprietary software.

Significant Customers

The United States Army and the Brazilian Meteorological
Department are significant customers, representing 70% of total sales.

Export Sales

Asian export sales which were key to achieving business goals have been seriously impacted by the collapse of the Asian economies. An existing contract was canceled in Korea, several business opportunities in Japan have been delayed indefinitely, and active business opportunities being pursued by Systems West, Inc. in Malaysia, Indonesia, and Taiwan have been withdrawn.

For the year ended June 30, 1998 revenue from foreign sales totaled $527,000 for 62% of the total revenue. Customers included sales to Europe, Asia, South America and Canada.

Employees

The Company currently has 11 full-time employees.

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

ITEM 3.  LEGAL PROCEEDINGS.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Routine election of the Board of Directors was submitted to a vote of shareholders on June 12, 1998.


                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

(A)  MARKET INFORMATION

The principal market on which the Registrant's Common Stock is traded is the over-the-counter market. The Registrant's Common
Stock is quoted in the OTC Bulletin Board (OTCBB) and its stock symbol is SWTI.

The range of high and low bid quotations for the Company's Common Stock on a quarterly basis is shown below. Prices are inter-dealer quotations as reported by the Over The Counter Bulletin Board (OTCBB) and do not necessarily reflect retail markups, mark downs or commissions, nor actual sales.

                                   High          Low
         Quarter ended             Bid           Bid

         September 30, 1996        $.315         $.125
         December 31, 1996         $.315         $.125
         March 31, 1997            $.315         $.189
         June 30, 1997             $.189         $.125

         September 30, 1997        $.1875        $.1875
         December 31, 1997         $.1875        $.1875
         March 31, 1998            $.1875        $.125
         June 30, 1998             $.1875        $.125

On September 4, 1998, the bid price for a share of the Company's
Common Stock was $.19.

(B)  HOLDERS.

The number of record holders of the Company's Common Stock, no par value, as of September 4, 1998 was 767. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street" name.

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

Results of Operations

Fiscal Year 1997 compared to 1996

Despite a 43% revenue reduction over the previous year, caused by delays in award and receipt of several major contracts, management continued to invest heavily in marketing and product development. In pursuing the goal of maintaining a technological lead in the industry, new products were introduced to spearhead marketing into 1998.

Fiscal Year 1998 compared to 1997

Fiscal year 1998 represents the second consecutive year of disappointing earnings performance by Systems West, Inc. The Company posted a net loss of $293,264 on net revenues of $850,002 for the fiscal year ending June 30, 1998, compared to a net loss of $156,547 on net revenues of $758,946 for the comparable 1997 fiscal year.

The software and hardware engineering development work required to update the Company's products to operate within the Windows NT environment absorbed much of the Company's resources. These developments were necessary to meet ongoing market requirements and for a major South American project, as well as providing state-of-the-art products for the Company's future.

Legal and contractual negotiations in the finalization of the South American contract caused delays of approximately six (6) months in the commencement of this million dollar plus project. This resulted in only a third of its revenue being recognized in the 1998 fiscal year.

The collapse of the Japanese and South-East Asian markets caused further delays in the receipt of known contract awards, which were the result of heavy Company investment in marketing in those areas during the 1998 fiscal year.

In summary, the revenue from other contracts was below expectations and was not sufficient to cover the development and the manufacturing expenses associated with the South American contract.

The Company's backlog at June 30, 1998 was $926,000, most of which is the South American project, and all of which is deliverable during the next six (6) months.

Management has refocused its marketing efforts on the domestic markets and remains optimistic that the fiscal year 1999 will show significant improvement in both revenue and earnings performance.

Liquidity and Capital Resources

At June 30, 1998, the Company had a net working capital deficit of approximately $(172,000) as compared to working capital of approximately $58,000 at June 30, 1997. Current working capital requirements are supplemented by export loans guaranteed by the Small Business Administration. However, the Company continues to be severely constrained by shortfalls in working capital needed to support progressive levels of production and marketing activities.

The Company continues to solicit investors and/or merger partners to enable it to capitalize on its leading edge technology in the significant worldwide market in which it operates. Definitive investment interest has not at this time materialized.

The Board and Management have serious uncertainty concerning the Company's ability to sustain current operations and return to profitability in fiscal year 1999, without a material capital infusion.

Impact of the Year 2000 Issue

The Year 2000 issue is the result of certain computer programs being written using two digits rather than four to indicate the applicable year. As a result, computer programs with date-sensitive software may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. Such an error could result in a system failure or miscalculations resulting in disruptions of operations, including a temporary inability to process normal business transactions.

The Company has recently examined its products, production and and internal administrative system for Year 2000 issues. As a result of that review, the Company has determined that no significant modifications will be required to make their systems Year 2000 compliant and does not expect that any modifications that will be required will have a material impact on its business, operations or financial condition.
ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Effective October 20, 1997, Dr. Edward R. Reins resigned his position on the Board of Directors and as an officer of Systems West, Inc. Dr. Lloyd L. Anderson, Jr. was appointed by the Board of Directors on January 23, 1998 as Vice President and Corporate Secretary of Systems West, Inc.

Mr. Timms, Dr. Ruggles and Dr. Hubert were re-elected to the
Board of Directors at the Annual Meeting of Shareholders held on June 12, 1998.

The directors and executive officers of the Company are as follows:

Name                          Age       Position

Mr. Douglas S. Timms          66        Chairman of the Board
                                        and Director

Dr. Kenneth W. Ruggles        66        President, Treasurer
                                        and Director

Dr. William E. Hubert         75        Vice President
                                        and Director

Dr. Lloyd L. Anderson, Jr.    46        Vice President and
                                        Secretary

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

Dr. Ruggles received his Ph.D. in Meteorology from the Massachusetts Institute of Technology located in Cambridge, Massachusetts in 1969, a Master of Science degree in Meteorology from the United States Naval Postgraduate School, located in Monterey, California, in 1960 and a Bachelor of Science degree from the United States Naval Academy, located in Annapolis, Maryland, in 1954. Dr. Ruggles devoted 100% of his time to the business affairs of the Company through FY 1998.

Dr. William E. Hubert, Vice President and Director. Dr. Hubert has many years of experience in military and commercial meteorology and oceanography. Dr. Hubert is an internationally-known Marine Meteorologist and Oceanographer with 26 years experience as a specialist in the U.S. Naval Weather Service. He was Commanding Officer of the Fleet Weather Central at Pearl Harbor and had weather services responsibility for the Pacific Ocean. In this position he was also responsible for recovery forecasting for the Apollo missions. From August 1972 until April 1987, Dr. Hubert served as chief scientist with Ocean Data Systems, Inc., located in Rockville, Maryland, and its wholly-owned subsidiary Global Weather Dynamics, Inc., a weather services firm located in Monterey, California. Dr. Hubert has also served as senior scientist of the Navy's Fleet Numerical Weather Center (1969 to 1972), NATO Meteorological Liaison Officer to Europe in Oslo, Norway (1961 to 1963) and Chief Meteorologist of the Pacific Missile Range, located in Pt. Mugu, California (1958 to 1961). Dr. Hubert received a FILOSOFI LICENTIAT degree (Ph.D. equivalent) in Meteorology from the University of Stockholm in 1954 and a Master of Science degree in Aerological Engineering from the United States Naval Postgraduate School, located in Monterey, California in 1950.

Dr. Hubert is a recognized international expert in meteorology and oceanography and has written many scientific works in these areas.

Dr. Lloyd L. Anderson, Jr., Vice President and Secretary.  Dr.
Anderson is General Manager of Operations at Systems West, Inc.
He has more than twenty years of military management experience in atmospheric and space environment systems.

Prior to joining Systems West, Inc., Dr. Anderson held various command and management positions in the United States Air Force. He has been involved in centralized weather facility computer applications and scientific software; meteorology/oceanography support to military aviation, space, and ground operations; and represented the government on source selections and projects for meteorological satellite programs. He has instructed graduate level remote sensing courses and undergraduate statistics and general meteorology courses for several universities.

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

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or for the account of the Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company for services rendered in all capacities during each of the Company's fiscal years ended June 30, 1996, 1997, 1998:






                                            Annual Compensation
             Long Term Compensation
                                    ------------------------------------
        ----------------------------------
        (a)                 (b)       (c)      (d)           (e)            (f)
         (g)           (h)     (i)
                                                         Other Annual
Restricted    Options/       LTIP       All
Other
  Name and Position        Year     Salary   Bonuses ($) Compensation   Stock
Awards     SARS
Payouts ($) Compensation
  -----------------        ----     ------   ----------  ------------
------------   --------    -----------
------------

Mr. Douglas Timms,         1998      --         --         $12,000          --
         --           --            --
Chairman of the Board      1997      --         --         $12,000          --
         --           --            --
                           1996      --         --         $12,000          --
         --           --            --

Dr. E. R. Reins,           1998      --         --          --              --
         --           --            --
Director                   1997    $16,762      --          --              --
         --           --            --
                           1996    $12,434      --          --              --
         --           --            --

Dr. Kenneth W. Ruggles,    1998    $75,000      --          --              --
         --           --            --
Chief Executive Officer    1997    $75,000      --          --              --
         --           --            --
               1996    $70,000     $125         --              --           --
          --            --

Dr. Lloyd L. Anderson      1998    $52,500
Vice President

       <F1>
__________

<F1>
No executive officer of the company received compensation in excess of $100,000 during any of the three most recent fiscal years. No compensation was paid to Dr. Hubert during the past three fiscal years.


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

During June 1997 Dr. Ruggles and Dr. Reins deferred salary compensation of $3,125 and $317 respectively. From July 1997 to January 1998 Dr. Ruggles deferred salary compensation of $43,750. As of June 30, 1998, Drs. Ruggles, Reins and Hubert had accrued salaries and other compensation owing to them of $99,375, $52,500 and $22,532, respectively. Mr. Timms had $1,100 in accrued directors fees owing to him at June 30, 1998.


OPTIONS AND WARRANTS

No options or warrants were issued to Executive Officers during fiscal year ending June 30, 1998. The following table sets forth certain information regarding options and warrants to purchase shares of Common Stock issued to Executive Officers of the Company listed in the Executive Compensation Table during the fiscal year ending June 30, 1997.

                   Option/Warrant Grants in 1997

                                % of Total
                                 Options/
                                 Warrants
                     Options/   Granted to
                     Warrants   Employees    Exercise  Expiration
     Name            Granted     in 1997      Price      Date

Lloyd L. Anderson      4,000       100%        $.435   12-6-2001


In fiscal year 1994, Drs. Ruggles and Reins were each granted 100,000 options at an exercise price of $.10 per share and Dr. Hubert was granted 20,000 options at an exercise price of $.10 per share. Dr. Hubert exercised his options on February 24, 1994 and Dr. Ruggles exercised his options on March 30, 1998. As of June 30, 1998, Dr. Reins held 100,000 options, however he exercised these options on July 28, 1998.

In fiscal year 1995, Mr. Timms was granted 120,000 options at an exercise price of $.18 per share. Mr. Timms exercised 55,000 options on May 10, 1998. As of June 30, 1998, Mr. Timms holds 65,000 options at an exercise price of $.18 per share. These options expire January 23, 2000.

AGGREGATED OPTIONS/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR
VALUE TABLE.

        Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                     Number of
                                     Securities     Value of
                                     Underlying     Unexercised
                                     Unexercised    In-the-Money
                                     Options/SARs   Options/SARs
                                     at FY-End      at FY-End
            Shares
            Acquired     Value       Exercisable/   Exercisable/
Name        on Exercise  Realized    Unexercisable  Unexercisable
-----------------------------------------------------------------

K. Ruggles   100,000     $5,625         0/0             0/0
E. Reins        0           0        100,000/0        $5,625/0
D. Timms      55,000        0         65,000/0          0/0
L. Anderson     0           0          4,000/0          0/0


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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
CHANGE-IN-
CONTROL ARRANGEMENTS.

Employment Contracts. Currently, there are no written employment agreements between the Company and any officer or director, except for a letter agreement with Mr. Timms at the time of his appointment to Chairman of the Board. Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to stockholder approval. Effective July 1, 1996 Dr. Ruggles' salary was $75,000 per year. Mr. Timms' director's fee is $1000 per month.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table contains information regarding those persons known by the Company to be the beneficial owners of more than five percent of the Company's no par value Common Stock, as of September 4, 1998. As of September 4, 1998, there were 1,321,237 shares of Common Stock outstanding. The listed shareholders hold the shares directly and exercise sole investment and voting powers with regard to their respective shares:

                                        Amount and
                                        nature of
                Name and address        beneficial     Percent of
Title of Class  of beneficial owner     ownership      class (1)
-----------------------------------------------------------------
Common Stock,   Kenneth W. Ruggles      135,000 (2)      10.2
No par value    3239 Imjin Road
                Marina, CA 93933

Common Stock,   E. R. Reins             195,625          14.8
No par value    25585 Hidden Mesa Rd.
                Monterey CA 93940

Common Stock,   William E. Hubert       143,750 (3)      10.9
No par value    1829 Otter Pond Circle
                Montrose, Co  81401

Common Stock,   Douglas S. Timms        120,000 (4)       8.7
No par value    Bennington Towers
                2460 Peachtree Rd., NE
                Atlanta GA 30305

----------
(1) In calculating the percentage of class, shares of preferred stock outstanding, which are convertible to shares of Common Stock at the rate of 18 shares of Common Stock for each share of preferred stock, have been excluded from the total number of outstanding shares except to the extent that Dr. Ruggles' wife owns shares of preferred stock. At September 4, 1998, there were a total of 813 shares of Series A Preferred Stock outstanding which are convertible into a total of 14,625 shares of Common Stock at the option of the holders.

(2) Does not include 3,375 shares of Common Stock issuable upon conversion of 187.5 shares of Series A Preferred Stock owned by Dr. Ruggles' wife.

(3) Does not include 3,375 shares of Common Stock issuable upon conversion of 187.5 shares of Series A Preferred Stock owned by Dr. Hubert's wife as to which Dr. Hubert disclaims beneficial ownership.

(4) Includes 65,000 shares of common stock issuable pursuant to exercise of common stock options.

(B)  SECURITY OWNERSHIP OF MANAGEMENT.

The following table contains information, as of September 4, 1998, regarding the shares of the Company's Common Stock beneficially owned by its directors and by all officers and directors as a group. Each shareholder or group owns the shares directly and exercises sole investment and voting powers over the shares set forth opposite their name.

                                         Amount and
                                         nature of
                 Name and address of     beneficial   Percent of
Title of Class   beneficial owner        ownership     class (1)

Common Stock,    Kenneth W. Ruggles      135,000 (2)      10.2
No par value     3239 Imjin Road
                 Marina, CA 93933

Common Stock,    William E. Hubert       143,750 (3)      10.9
No par value     1829 Otter Pond Circle
                 Montrose, CO 81401

Common Stock,    Douglas S. Timms        120,000 (4)       8.7
No par value     2460 Peachtree Rd. NE
                 Atlanta, GA 30305

Common Stock,    Lloyd L. Anderson, Jr.    4,000 (5)        .3
No par value     3239 Imjin Road
                 Marina, CA 93933

Common Stock,    All officers and        402,750 (6)      28.9
No par value     directors as a
                 group (four persons)

----------

(1) In calculating the percentage of class, shares of preferred stock outstanding, which are convertible to shares of Common Stock at the rate of 18 shares of Common Stock for each share of preferred stock, have been excluded from the total number of outstanding shares except to the extent that Dr. Ruggles' wife owns shares of preferred stock. At September 4, 1998, there were a total of 813 shares of Series A Preferred Stock outstanding which are convertible into a total of 14,625 shares of Common Stock at the option of the holders.

(2) Does not include 3,375 shares of Common Stock issuable upon conversion of 187.5 shares of Series A Preferred Stock owned by Dr. Ruggles' wife.

(3) Does not include 3,375 shares of Common Stock issuable upon conversion of 187.5 shares of Series A Preferred Stock owned by Dr. Hubert's wife as to which Dr. Hubert disclaims beneficial ownership.

(4) Includes 65,000 shares of common stock issuable pursuant to exercise of common stock options.

(5) All shares are common stock issuable pursuant to exercise of common stock options.

(6)  Excludes shares referred to as excluded in footnotes (1) and
(3) of this table, but includes stock options issued to principals which at some time could be converted into common stock.

(C)  CHANGES IN CONTROL

Management is not aware of any arrangements which may lead to a change in control of the Company in the foreseeable future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)-(C)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

All material transactions between the Company and its management or any affiliates of management during the two fiscal years ended
June 30, 1998, are described under "Item 10 - Executive
Compensation."

(D)  TRANSACTIONS WITH PROMOTERS.  Not applicable.

                              PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K. During the fiscal year Systems West, Inc. filed Form 8-K to report the resignation of E. R. Reins who resigned as officer and director on 10/20/97.

(a)  The following documents are filed as a part of this Form
10-KSB immediately following the signature page:

                                                             Page
                                                           number

1.  Report of Independent Certified Public
    Accountants                                              F-1

    Balance Sheets - June 30, 1997
    and 1998                                                 F-2

    Statement of Operations - for the years ended
    June 30, 1997 and 1998                                   F-4

    Statement of Changes in Stockholders'
    Equity - For the years ended
    June 30, 1997 and June 30, 1998                          F-5

    Statement of Cash Flows - for the years
    ended June 30, 1997 and 1998                             F-6

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

                                   SYSTEMS WEST, INC.
                                   Registrant

                   9/15/98         Kenneth W. Ruggles, Principal
                                   Executive Officer, Principal
                                   Financial and Accounting
                                   Officer and Director
                                   (Signature)

                   9/15/98         William E. Hubert, Director
                                   (Signature)

                   9/15/98         Douglas S. Timms, Chairman
                                   of the Board and Director
                                   (Signature)

                               SYSTEMS WEST, INC.

                              FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1998

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Systems West, Inc.


We have audited the accompanying balance sheet of Systems West, Inc. as of June 30, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systems West, Inc. as of June 30, 1997 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses resulting in negative working capital and a stockholders' deficit at June 30, 1998. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




August 7, 1998
Denver, Colorado                                      CAUSEY DEMGEN & MOORE INC.

                               SYSTEMS WEST, INC.

                                  BALANCE SHEET

                             JUNE 30, 1997 AND 1998


                                     ASSETS

                                                            1997       1998
                                                            ----       ----
Current assets: (Note 5):
   Cash                                                   $ 85,092   $ 23,952
   Accounts receivable, less allowance for doubtful
    accounts of $2,100 in 1998 ($7,962 in 1997)              2,755     52,615
   Costs and estimated earnings on long-term contracts
    (Note 2)                                               141,103    359,580
   Inventories (Note 3)                                     97,608    123,697
   Prepaid expenses                                          4,827      5,461
                                                          --------   --------

    Total current assets                                   331,385    565,305

Furniture and equipment, less accumulated depreciation of
   $76,596 in 1998 ($65,290 in 1997) (Note 5)               20,683     27,954

Prototype equipment, less accumulated depreciation of
   $126,177 in 1998 ($107,375 in 1997) (Note 5)             39,600     39,343

Other assets (Note 5)                                        8,474      3,774
                                                          --------   --------

                                                          $400,142   $636,376
                                                          ========   ========





                            See accompanying notes.

                               SYSTEMS WEST, INC.

                                  BALANCE SHEET

                             JUNE 30, 1997 AND 1998

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            1997       1998
                                                            ----       ----
Current liabilities:
   Note payable (Note 5)                                 $ 143,400  $ 467,500
   Accounts payable                                         61,177    145,138
   Deferred income                                               -     29,642
   Accrued commission expense                               15,067     38,839
   Accrued warranty liability                                7,000      7,000
   Other accrued liabilities                                25,979     29,387
   Payable to officers/directors (Notes 4, 5 and 11)        12,909     14,282
   Current portion of capitalized lease obligations
     (Note 7)                                                8,284      5,768
                                                        ---------- ----------

    Total current liabilities                              273,816    737,556

Capitalized lease obligations (Note 7)                       4,463      6,889

Payable to officers/directors (Notes 4, 5 and 11)          130,974    174,406
                                                        ---------- ----------

    Total liabilities                                      409,253    918,851

Commitments (Note 7)

Stockholders' equity (deficit) (Note 6):
   Preferred stock, $.01 par value; 1,000,000 shares
    authorized, Series A, 812.5 shares issued and
    outstanding (liquidation preference of $32,500)              8          8
   Common stock, no par value; 5,000,000 shares
    authorized, 1,221,237 shares (1,066,237 shares
    1997) issued and outstanding                         1,703,416  1,723,316
   Additional paid-in capital                              160,435    160,435
   Accumulated deficit                                  (1,872,970)(2,166,234)

    Total stockholders' equity (deficit)                    (9,111)  (282,475)
                                                        ---------- ----------

                                                        $  400,142 $  636,376
                                                        ========== ==========




                            See accompanying notes.

                               SYSTEMS WEST, INC.

                             STATEMENT OF OPERATIONS

                   For the Years Ended June 30, 1997 and 1998




                                                         1997         1998
                                                         ----         ----
Sales (Note 9)                                         $ 758,946    $ 850,002

Costs and expenses:
   Cost of sales                                         301,014      467,065
   Marketing                                             276,868      225,790
   Research and development                               63,001      132,390
   General and administrative                            270,201      293,268
   Interest                                                4,409       24,753
                                                      ----------   ----------

                                                         915,493    1,143,266

Net loss (Note 8)                                     $ (156,547)  $ (293,264)
                                                      ===========  ===========

Basic net loss per common share                          $ (0.15)     $ (0.27)
                                                      ==========   ==========

Weighted average common shares outstanding             1,067,000    1,091,000
                                                      ==========   ==========

                            See accompanying notes.


                               SYSTEMS WEST, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Years Ended June 30, 1997 and 1998


                                  Series A
                               Total
                                 preferred stock        Common stock
Additional    Accumulated
stockholders'
                                   Shares   Amount      Shares    Amount
paid-in capital    deficit    equity
(deficit)

Balance, June 30, 1996              812.5      $ 8    1,066,749  $1,703,746   $
160,435 $
$(1,716,423)    $ 147,766

   Common shares repurchased            -        -         (512)       (330)
      -               -          (330)

   Net loss for the year                -        -            -           -
      -        (156,547)     (156,547)
                                    -----     ----    ---------  ----------
---------     -----------     ---------

Balance, June 30, 1997              812.5        8    1,066,237   1,703,416
160,435      (1,872,970)
   (9,111)

   Stock options exercised (Note 6)     -        -      155,000      19,900
      -               -
19,900

   Net loss for the year                -        -            -           -
      -        (293,264)     (293,264)
                                     ----     ----    ---------  ----------
---------     -----------     ---------

Balance, June 30, 1998               812.5     $ 8    1,221,237  $1,723,316   $
160,435
$(2,166,234)   $ (282,475)
                                    ======    ====   ==========  ==========
=========
===========    ==========

                            See accompanying notes.

                              SYSTEMS WEST, INC.

                             STATEMENT OF CASH FLOWS

                   For the Years Ended June 30, 1997 and 1998

                                                          1997          1998
                                                          ----          ----

Cash flows from operating activities:
   Net loss                                             $ (156,547)  $ (293,264)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                         32,012       30,108
      Decrease (increase) in receivables                   131,866      (49,860)
      Increase in costs and estimated earnings on
       long-term contracts                                 (86,802)    (218,477)
      Increase in inventories                              (19,472)     (26,089)
      Increase in prepaid expenses                            (429)        (634)
      Increase (decrease)  in accounts payable              (8,075)      83,961
      Increase in accrued commission expense                 9,540       23,772
      Increase (decrease) in other accrued liabilitie      (52,024)      13,308
      Increase (decrease) in deferred income                (6,020)      29,642
      Increase in payable - officers/directors               3,220       54,805
                                                             ------      ------

      Net cash used in operating activities               (152,731)    (352,728)

Cash flows from investing activities:
   Acquisition of furniture and equipment                   (8,604)     (10,081)
   Acquisition of prototype equipment                      (10,408)     (18,546)
   Decrease (increase) in other assets                      (4,000)       4,700
                                                            -------       -----

      Net cash used in investing activities                (23,012)     (23,927)

Cash flows from financing activities:
   Proceeds from line of credit                            143,400      536,500
   Payments on line of credit                                    -     (212,400)
   Proceeds from note payable - officer                          -       50,000
   Payments on note payable - officer                            -      (50,000)
   Payments on capitalized lease obligations               (10,434)      (8,585)
   Repurchase of common stock                                 (330)           -
                                                              -----       -----

    Net cash provided by financing activities              132,636      315,515
                                                           -------      -------

Net decrease in cash and cash equivalents                  (43,107)     (61,140)

Cash and cash equivalents at beginning of year             128,199       85,092
                                                           -------       ------

Cash and cash equivalents at end of year                  $ 85,092     $ 23,952
                                                          ========     ========

                         (Continued on following page)
                           See accompanying notes.

                               SYSTEMS WEST, INC.

                             STATEMENT OF CASH FLOWS

                   For the Years Ended June 30, 1997 and 1998

                        (Continued from preceding page)

                                                           1997         1998
                                                           ----         ----

Supplemental disclosures of cash flow information:

   Cash paid during the period for interest               $ 4,409      $ 20,863
                                                          ========     ========



Supplemental schedule of noncash investing and financing activities:

   During the years  ended June 30,  1997 and 1998,  the  Company  entered  into
capital  leases  for  prototype   equipment  amounting  to  $6,913  and  $8,495,
respectively.

   During the year ended June 30, 1998, payables to officers/directors were utilized to exercise stock options in an aggregate of $19,900.


                          See accompanying notes.

                                      SYSTEMS WEST, INC.

                                 NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1997 and 1998




  1. Summary of significant accounting policies

     Organization:

     Systems West, Inc. (the Company), a Colorado corporation, was organized on December 10, 1986. The Company has developed and is marketing weather satellite ground receiver stations, as well as providing consulting services to private industry and the U.S. Government.

     Continuing operations:

     The financial statements have been prepared on a going-concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Since 1995, the Company has incurred substantial losses, resulting in negative working capital of $172,251 and a stockholders' deficit of $282,475 at June 30, 1998. The Company's continued existence is dependent on its ability to achieve profitable operations, obtain additional debt or equity funding, locate a partner, or consummate a business combination providing additional equity funding. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going-concern in its present form.

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

                                      SYSTEMS WEST, INC.

                                 NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1997 and 1998




  1. Summary of significant accounting policies (continued)

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

     Basic net loss per common share:

     The basic net loss per common share is computed based upon the weighted average shares outstanding during the periods. Shares convertible from preferred stock and warrants were not considered as their effect would be anti-dilutive.

     Income taxes:

     The Company provides for income taxes utilizing the liability approach under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

                                      SYSTEMS WEST, INC.

                                 NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1997 and 1998




  1. Summary of significant accounting policies (continued)

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

     Fair value of financial instruments:

     The carrying amount of cash and cash equivalents and notes payable approximates fair value because of the short maturity of those instruments.

     Reclassifications:

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 financial statement presentation.

  2. Costs and estimated earnings on uncompleted contracts

     Costs incurred and estimated earning on uncompleted contracts are as follows at June 30, 1997 and 1998:

                                                      1997        1998
                                                      ----        ----
     Costs incurred on uncompleted contracts        $ 80,506    $335,570
     Estimated earnings                               60,597      24,010
                                                    --------    --------
                                                     141,103     359,580
     Less billings to date                                 -           -
                                                    --------    --------

                                                    $141,103    $359,580
                                                    ========    ========

     Revision in estimated contract costs are made in the year in which circumstances requiring the revision became known.

                                      SYSTEMS WEST, INC.

                                 NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1997 and 1998




  3. Inventories

     Inventories consist of the following at June 30, 1997 and 1998:

                                                        1997           1998
                                                        ----           ----

     Computer parts                                  $ 61,524       $ 58,823
     Work-in-process                                   36,084         64,874
                                                      -------       --------

                                                     $ 97,608       $123,697
                                                     =========      ========


  4. Related party transactions

     Payable to officers/directors consists of the following at June 30, 1997 and 1998:

                                                         1997           1998
                                                         ----           ----

     Accrued salaries                                 $130,974      $174,406
     Reimbursement of Company expenses                  12,909        14,282
                                                       -------      --------

                                                      $143,883      $188,688
                                                      ========      ========


     During 1998, the Company borrowed $50,000 from an officer/director. The loan was repaid in 1998, including interest totaling $4,400.

  5. Note payable

     At June 30, 1997 and 1998, the Company had lines of credit from a finance company obtained under a California Export Financing Office guarantee, in the amounts of $250,000 and $800,000, respectively. The lines provided pre-shipment working capital financing against certain export purchase orders, bear interest at the prime rate plus 3% (11.5% at June 30, 1998), and are repayable from the assignment of proceeds from the purchase orders. As of June 30, 1997 and 1998, the Company had borrowed $143,400 and $467,500, respectively, under the lines of credit. The related promissory note matures on December 31, 1998, the finance company obtained a first lien on all assets of the Company, and officers of the Company had subordinated their loans from the Company to the promissory note.

  6. Stockholders' equity (deficit)

     The Series A preferred stock has a $40.00 per share liquidation preference and is convertible to common stock on an eighteen for one basis at the option of the holders. The preferred stock may be redeemed at any time at $40.00 per share, at the election of the Board of Directors of the Company.

                                      SYSTEMS WEST, INC.

                                 NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1997 and 1998




  6. Stockholders' equity (deficit) (continued)

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

     The following is a summary of stock option activity:

                                                   Weighted
                                 option price      average            Number of
                                   per share    exercise price         shares
                                 ------------   --------------        ---------

     Balance June 30, 1996       $.10 to $1.00      $.17              346,957
     Canceled                    $.40 to $1.00      $.67               (4,500)
     Granted                      $.15 to $.44      $.26               10,000
                                --------------      ----               ------
     Balance June 30, 1997       $.10 to $1.00      $.16              352,457
     Canceled                        $.40           $.40              (15,457)
     Granted                         $.19           $.19                5,500
     Exercised                       $.18           $.13             (155,000)
                                     ----           ----             --------
     Balance June 30, 1998       $.10 to $1.00      $.17              187,500
                                                                     ========

                                      SYSTEMS WEST, INC.

                                 NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1997 and 1998




  6. Stockholders' equity (deficit) (continued)

     The following is additional information with respect to those options outstanding at June 30, 1998:


                                   Weighted
                                   average
                                   remaining      Weighted
                               contractual live average exercise     Number of
     Option price per share       in years          price              shares
              $.10                   .1             $.10             100,000
           $.15 to $.19              1.7            $.17              76,500
              $.44                   3.5            $.44               4,000
             $1.00                   .5            $1.00               7,000
                                                                       -----

                                                                     187,500


     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. The amount of compensation that would have been recorded had the compensation been based on the fair value of the stock options granted would not have been material for either the years ended June 30, 1997 or 1998.

  7. Lease commitments

     Operating leases:

     The Company leases office and production space under a lease agreement which expires July 31, 1999.

     Rent expense for operating leases was approximately $35,325 and $36,123 for the years ended June 30, 1997 and 1998, respectively.

                                      SYSTEMS WEST, INC.

                                 NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1997 and 1998




  7. Lease commitments (continued)

     Future minimum payments on the office lease amount to the following at June 30:

              1999                   $ 36,123
              2000                      3,010
                                     --------

                                     $ 39,133


     Capitalized lease obligations:

     At June 30, 1998, the Company had capitalized leases for office and prototype equipment. Following is a schedule of future minimum rental payments, including interest, on the capitalized lease obligations:

          Year ending June 30,            Amount
                1999                     $ 7,631
                2000                       2,345
                2001                       2,345
                2002                       2,345
                2003                       1,953
                                         -------

     Total future minimum lease payments  16,619
     Less amount representing interest     3,962
                                          ------
     Present value of future net minimum
       lease payments                     12,657
     Due within one year                   5,768

     Due after one year                  $ 6,889
                                         =======


     Property recorded under capital leases include the following amounts:

                                         1997          1998
                                         ----          ----

     Furniture and equipment            $ 10,339      $ 18,834
     Prototype equipment                  19,973         6,913
                                        --------      --------

                                          30,312        25,747
     Accumulated amortization             13,141        10,837
                                        --------      --------

     Net capitalized leased property      17,171      $ 14,910
                                        ========      ========

                                      SYSTEMS WEST, INC.

                                 NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1997 and 1998




  8. Income taxes

     The  Company  has  net  operating  loss   carryforwards   of  approximately
     $2,107,000  which  it  may  use  to  offset  future  taxable  income.   The
     carryforwards expire as follows:

                     Year
                     2003                        $  131,000
                     2004                           652,000
                     2005                           189,000
                     2006                           314,000
                     2007                           148,000
                     2009                            48,000
                     2010                           188,000
                     2012                           144,000
                     2018                           293,000
                                                 ----------

                                                 $2,107,000
                                                 ==========

     Deferred tax assets result from the accrual of warranty, vacation expenses and accrued salaries to officers/directors for financial reporting purposes which were not accrued for tax return purposes.

     As of June 30, 1997 and 1998, total deferred tax assets and valuation allowance are as follows:

                                                       1997        1998

     Deferred tax assets                              $ 54,000   $ 71,000
     Deferred tax assets resulting from loss
       carryforward                                    616,000    716,000
     Valuation allowance                               670,000)  (787,000)
                                                      --------   --------
                                                      $      -   $      -
                                                      ========   ========

                                      SYSTEMS WEST, INC.

                                 NOTES TO FINANCIAL STATEMENTS

                                    June 30, 1997 and 1998




  9. Major customers and export sales

     Major customers:

     Customers which accounted for over 10% of revenues were as follows for the years ended June 30:

                                                   1997        1998

                  Customer A                         -          42%
                  Customer B                        44%         28%
                  Customer C                        19%          *%
                  Customer D                        11%          -

               * - Less than 10%


     Export sales:

     In 1997 and 1998 the breakdown of export sales by geographic area is as follows:

                                                   1997        1998

     Canada/Mexico                               $ 22,000    $ 7,000
     Europe                                       169,000    105,000
     Asia                                          90,000     46,000
     South America - Caribbean                     49,000    369,000
                                                  -------    -------

     Total export sales                         $ 330,000  $ 527,000
                                                =========  =========


 10. Pension Plan

     During December 1996, the Company adopted a Simplified Employee Pension Plan (the "Plan") which covers all employees of the Company. The Company's contribution to the Plan is discretionary, and is subject to limitations prescribed by the Internal Revenue Service for qualified benefit plans. No contributions to the plan were made by the Company during the years ended June 30, 1997 or 1998.

 11. Subsequent events

     In July 1998, a prior officer/director of the Company exercised stock options to acquire 100,000 shares of the Company's common stock in exchange for $10,000 of accrued salaries due him.

     During July 1998, the Company received additional advances under a line of credit from a finance company totaling $182,500.