Form 10QSB
period 1998-09-30
SYSTEMS WEST INC
filed 1998-11-13
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  September 30, 1998

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
November 6, 1998:    1,321,237

This Form 10-QSB is not covered by an accountant's report

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              September 30, 1998 (unaudited)
              and June 30, 1998                        Page 3
            Statements of Operations
              Three months ended September 30,
              1998 and 1997 (unaudited)                Page 5
            Statements of Cash Flows
              Three months ended September 30,
              1998 and 1997 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 11

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                    September 30,      June 30,
                                        1998             1998
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                   12,534          23,952
  Receivables, net of allowance for
    doubtful accounts                    58,104          52,615
  Inventory
    Costs & estimated earnings on
      long-term contracts               542,960         359,580
    Work-in-process                       3,911          64,874
    Computer parts                      119,017          58,823
  Prepaid expenses                        5,144           5,461
                                        -------         -------
        Total current assets            741,670         565,305

FURNITURE AND EQUIPMENT, net of
  75,720 and 76,596 of
  accumulated depreciation               28,830          27,954

PROTOTYPE EQUIPMENT, net of
  134,580 and 126,177 of
  accumulated depreciation               31,153          39,343

Deposits                                  3,774           3,774
                                        -------         -------
                                        805,427         636,376
                                        =======         =======


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30,     June 30,
                                          1998           1998
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Note payable                          650,000         467,500
  Accounts Payable                      142,488         145,138
  Accrued Liabilities                    92,622         104,868
  Payables - officers/directors         164,439         188,688
  Current portion of capitalized
    lease obligation                      6,144           5,768
                                        -------         -------
    Total current liabilities         1,055,693         911,962

Capitalized lease obligation              5,107           6,889

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,321,237 shares issued and
    outstanding                       1,733,316       1,723,316
  Additional paid-in capital            160,435         160,435
  Accumulated deficit                (2,149,132)     (2,166,234)
                                      ---------       ---------
    Total stockholders' equity         (255,373)       (282,475)
                                      ---------       ---------
                                        805,427         636,376
                                      =========       =========

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                                          Three Months Ended
                                             September 30
                                       1998                1997
                                    _____________________________

Revenues
  Sales                               338,247             89,991

Costs and expenses
  Cost of sales                       160,920             41,311
  Marketing                            45,300             43,769
  Research and development             23,002             49,329
  General and administrative           91,923             60,049
                                      -------            -------
                                      321,145            194,458
                                      -------            -------
Net income (loss)                      17,102           (104,467)
                                      =======            =======
Net income (loss) per common share        .02              (.098)

Weighted average common shares      1,091,000          1,066,237

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                  Three Months Ended September 30
                                            1998          1997
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                          17,102     (104,467)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization           7,527        7,527
      (Increase) decrease in receivables     (5,489)      (5,591)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                          (183,380)     (49,404)
      (Increase) decrease in inventories        769          444
      (Increase) decrease in prepaid
        expenses/deposits                       317           --
        Increase (decrease) in accounts
        payable                              (2,650)      (6,692)
      Increase (decrease) in accrued
        liabilities and customer deposits   (12,246)       6,732
      Increase (decrease) in payables--
        officers/directors                  (24,249)      18,750
      Increase (decrease) in deferred
        revenue                                  --           --
                                            -------      -------
           Net cash provided by (used in)
           operating activities            (202,299)    (132,701)


Cash flows from investing activities
  Acquisition of prototype equipment           (213)         (40)
  Decrease in other assets                       --        4,000
                                            -------      -------
           Net cash used in investing
           activities                          (213)       3,960
                                            -------      -------
Cash flows from financing activities
  Increase on line of credit                182,500       56,000
  Payments on capital lease                  (1,406)      (3,207)
  Investment in Common Stock                 10,000           --
                                            -------      -------
           Net cash used in financing
           activities:                      191,094       52,793
                                            -------      -------



Net increase (decrease) in cash and
  cash equivalents                         (11,418)      (75,948)

Cash and cash equivalents at beginning
  of period                                 23,952        85,092
                                           -------       -------

Cash and cash equivalents at end of
  period                                    12,534         9,144
                                           =======       =======

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                  35,996         6,088

See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at September 30, 1998 and 1997 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1998 includes audited financial statements as of June 30, 1998 and 1997, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Systems West, Inc. recorded a net income of $17,102 on net revenue of $338,247 for the quarter ended September 30, 1998 as compared to a net loss of $104,467 on net revenue of $89,991 for the comparable quarter of the previous year. In the fiscal quarter ending March 31, 1998 the Company commenced work on a major South American project with total contracted revenue exceeding $1.1 million. A significant part of the revenue recorded in fiscal quarter one (1) 1999, was derived from this Contract. As was previously reported, the softness in the Japanese, Asian and South American financial sectors is still adversely affecting the award of several major contracts. As a result, management has significantly reduced its headcount and operating expenses in this first quarter. The backlog at September 30, 1998 of $369,000 is primarily the unrecognized revenue on the South American project.


FINANCIAL CONDITION

At September 30, 1998, the Company had a net working capital deficit of $149,267 as compared to a working capital deficit of $169,592 at September 30, 1997. The Company continues to be constrained by a shortage of working capital. This seriously hampers the marketing and engineering development work required to capitalize on the existing worldwide market opportunities. Project working capital requirements are supplemented by export loans guaranteed by the California Export Finance Office. At September 30, 1998, the Company has borrowed $650,000 under this program in order to fund the South American project.

Systems West continues to solicit investors and strategic partners, although no definitive investment opportunities have materialized as of this report.

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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                     11/9/98    Kenneth W. Ruggles
                      (Date)          (Signature)

                     11/9/98     Douglas S. Timms
                      (Date)          (Signature)