Form 10QSB
period 1998-12-31
SYSTEMS WEST INC
filed 1999-02-19
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended: December 31, 1998

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
February 3, 1999:    1,321,237

This Form 10-QSB is not covered by an accountant's report

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              December 31, 1998 (unaudited)
              and June 30, 1998                        Page 3
            Statements of Operations
              Three months and six months ended
              December 31, 1998 and 1997 (unaudited)   Page 5
            Statements of Cash Flows
              Six months ended December 31,
              1998 and 1997 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 11

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                     December 31,       June 30,
                                        1998             1998
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                   10,322          23,952
  Receivables, net of allowance for
    doubtful accounts                   579,658          52,615
  Inventory
    Costs & estimated earnings on
      long-term contracts               138,000         359,580
    Work-in-process                      37,861          64,874
    Computer parts                      129,401          58,823
  Prepaid expenses                        5,461           5,461
                                        _______         _______
        Total current assets            900,703         565,305

FURNITURE AND EQUIPMENT, net of
  $77,806 and $76,596 of
  accumulated depreciation               26,743          27,954

PROTOTYPE EQUIPMENT, net of
  $140,021 and $126,177 of
  accumulated depreciation               26,880          39,343

Deposits                                  3,774           3,774
                                        _______         _______
                                        958,100         636,376


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December 31,     June 30,
                                          1998           1998
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Deposits                                   80              --
  Note payable                          650,000         467,500
  Accounts Payable                      143,522         145,138
  Accrued Liabilities                   250,529          75,226
  Payables - officers/directors         164,439         188,688
  Current portion of capitalized
    lease obligation                      6,144           5,768
  Deferred Revenue/LT Contracts              --          29 642
                                        _______         _______
    Total current liabilities         1,214,714         911,962

Capitalized lease obligation              3,674           6,889

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,321,237 shares issued and
    outstanding                       1,733,316       1,723,316
  Additional paid-in capital            160,435
160,435
  Accumulated deficit                (2,154,047)     (2,166,234)
                                      _________       _________
    Total stockholders' equity         (260,288)       (282,475)
                                      _________       _________
                                        958,100         636,376

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                         Three Months Ended    Six Months Ended
                             December 31          December 31
                          1998       1997      1998       1997
                      ___________________________________________

Revenues
  Sales                 303,590    164,233    641,837    254,224

Costs and expenses
  Cost of sales         190,197     71,260    351,117    112,571
  Marketing              52,465     29,953     97,765     73,722
  Research and
    development          12,234     23,394     35,236     72,723
  General and
    administrative       53,609     73,538    145,532    133,587
                        _______    _______    _______    _______
                        308,505    198,145    629,650    392,603

Net income (loss)        (4,915)   (33,912)    12,187   (138,379)

Net income (loss)
  per common share         ( --)      (.03)       .01       (.13)

Weighted average
  common shares       1,321,237  1,066,237  1,321,237  1,066,237

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                     Six Months Ended December 31
                                            1998          1997
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                          12,187    (138,379)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          15,054      15,054
      (Increase) decrease in receivables   (527,043)    (21,076)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                           221,580     141,103
      (Increase) decrease in inventories    (43,565)       (518)
      (Increase) decrease in prepaid
        expenses/deposits                        --       4,000
      Increase (decrease) in accounts
        payable                              (1,616)        (29)
      Increase (decrease) in accrued
        liabilities and customer deposits   175,383      (1,809)
      Increase (decrease) in payables--
        officers/directors                  (24,249)     37,123
      Increase (decrease) in deferred
        revenue                             (29,642)     22,521
                                            ________    ________
           Net cash provided by (used in)
           operating activities            (201,911)     57,990

Cash flows from investing activities
  Acquisition of furniture & equipment         (213)       (533)
  Acquisition of prototype equipment         (1,167)       (337)
                                            ________    ________
           Net cash used in investing
           activities                        (1,380)       (870)
                                            ________    ________

Cash flows from financing activities
  Proceeds from line of credit              182,500      50,000
  Payments on line of credit                     --    (143,400)
  Payments on capital lease                  (2,839)     (5,272)
  Proceeds from stock sale                   10,000
                                            ________   _________
           Net cash used in financing
           activities:                      189,661     (98,672)




Net increase (decrease) in cash and
  cash equivalents                          (13,630)    (41,552)

Cash and cash equivalents at beginning
  of period                                  23,952      85,092
                                            _______     _______

Cash and cash equivalents at end of
  period                                     10,322      43,540

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                   54,791      10,280

See accompanying notes to financial statements.

                 NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at December 31, 1998 and 1997 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1998 includes audited financial statements as of June 30, 1998 and 1997, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Systems West, Inc. posted a net (loss) of $(4,915) on net sales of $303,590 for the second quarter of fiscal year 1999, and a cumulative net profit of $12,187 on net sales of $641,837 for the six months ended December 31, 1998. The first six months of fiscal year 1999 continued to be impacted adversely by significant cash constraints while near term revenues and profitability have been favorably impacted by a significant South American project.

The Company has a backlog in excess of $235,000 as of January 31, 1999, most of which is deliverable during the next six months. Management remains encouraged that the fiscal year 1999 profit performance will continue near breakeven during the second half of the year.


FINANCIAL CONDITION

At December 31, 1998, the Company had a working capital deficit of $(314,011) as compared to a working capital deficit of ($195,506) at December 31, 1997.

Systems West, Inc. currently has an outstanding line of credit financing of $650,000. This line of credit and the Company's existing working capital is supporting its short term operating requirements. Ongoing working capital is supplemented periodically by export loans guaranteed by the California Export Finance Office on international business.

PART II. OTHER INFORMATION

No information is included in answer to Items 1, 2, 3, 4, 5 or 6 under Part II as the Items are either not applicable or, if applicable, the answer is negative.


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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                      2/13/99     Kenneth W. Ruggles
                      (Date)          (Signature)

                      2/13/99     Douglas S. Timms
                      (Date)          (Signature)