Form 10QSB
period 1999-03-31
SYSTEMS WEST INC
filed 1999-05-24
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  March 31, 1999

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
May 1, 1999:    1,321,237

This Form 10-QSB is not covered by an accountant's report.

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              March 31, 1999 (unaudited)
              and June 30, 1998                        Page 3
            Statements of Operations
              Three months and nine months ended
              March 31, 1999 and 1998 (unaudited)      Page 5
            Statements of Cash Flows
              Nine months ended March 31,
              1999 and 1998 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 9
SIGNATURES                                             Page 11

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                      March 31,        June 30,
                                        1999             1998
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                      198          23,952
  Receivables, net of allowance for
    doubtful accounts                   159,208          52,615
  Inventory
    Costs & estimated earnings on
      long-term contracts                    --         359,580
    Work-in-process                      12,878          64,874
    Computer parts                      128,507          58,823
  Prepaid expenses                        5,461           5,461
                                        _______         _______
        Total current assets            306,252         565,305

FURNITURE AND EQUIPMENT, net of
  $79,892 and $73,634 of
  accumulated depreciation               24,657          27,954

PROTOTYPE EQUIPMENT, net of
  $145,462 and $129,139 of
  accumulated depreciation               21,439          39,343

Deposits                                  3,774           3,774
                                        _______         _______
                                        356,122         636,376


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                        March 31,       June 30,
                                          1999           1998
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Deposits                                   80              --
  Note payable                          224,253         467,500
  Accounts Payable                      149,577         145,138
  Accrued Liabilities                   189,581          75,226
  Payables - officers/directors         164,439         188,688
  Current portion of capitalized
    lease obligation                      5,847           5,768
  Deferred Revenue/LT Contracts              --          29,642
                                        _______         _______
    Total current liabilities           733,777         911,962

Capitalized lease obligation              3,721           6,889

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,321,237 shares issued and
    outstanding                       1,733,316       1,723,316
  Additional paid-in capital            160,435         160,435
  Accumulated deficit                (2,275,135)     (2,166,234)
                                      _________       _________
    Total stockholders' equity         (381,376)       (282,475)
                                      _________       _________
                                        356,122         636,376

See accompanying notes to financial statements.

                     STATEMENTS OF OPERATIONS
                            (unaudited)



                         Three Months Ended   Nine Months Ended
                               March 31            March 31
                          1999       1998      1999       1998
                      ___________________________________________

Revenues
  Sales                  65,478    331,098    707,315    585,322

Costs and expenses
  Cost of sales          69,306    151,304    420,423    264,118
  Marketing              17,232     50,204    114,997    123,925
  Research and
    development           6,013     22,762     41,250     95,242
  General and
    administrative       94,015    103,695    239,547    237,282
                        _______    _______    _______    _______
                        186,566    327,965    816,217    720,567

Net income (loss)      (121,088)     3,133   (108,902)  (135,245)

Net income (loss)
  per common share         (.09)      .003       (.08)      (.12)

Weighted average
  common shares       1,321,237  1,166,237  1,321,237  1,166,237

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                       Nine Months Ended March 31
                                            1999          1998
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                        (108,902)   (135,245)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          22,581      22,581
      (Increase) decrease in receivables   (106,593)   (145,047)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                           359,580       3,103
      (Increase) decrease in inventories    (17,688)     13,822
      (Increase) decrease in prepaid
        expenses/deposits                        --       4,000
      Increase (decrease) in accounts
        payable                               4,439     (29,319)
      Increase (decrease) in accrued
        liabilities and customer deposits   114,435       8,200
      Increase (decrease) in payables--
        officers/directors                  (24,249)     33,750
      Increase (decrease) in deferred
        revenue                             (29,642)     29,642
                                            ________    ________
           Net cash provided by (used in)
           operating activities             213,961    (194,513)
                                            ________    ________
Cash flows from investing activities
  Acquisition of furniture & equipment       (2,960)     (9,634)
  Acquisition of prototype equipment          1,581     (17,544)
                                            ________    ________
           Net cash used in investing
           activities                        (1,379)    (27,178)
                                            ________    ________

Cash flows from financing activities
  Proceeds from line of credit                   --     311,000
  Payments on line of credit               (243,247)   (143,400)
  Payments on capital lease                  (3,089)     (6,678)
  Common Stock Buyback/Issued                10,000      10,000
                                           _________   _________
           Net cash used in financing
           activities:                     (236,336)    170,922
                                           _________   _________



Net increase (decrease) in cash and
  cash equivalents                          (23,754)    (50,769)

Cash and cash equivalents at beginning
  of period                                  23,952      85,092
                                            _______     _______

Cash and cash equivalents at end of
  period                                        198      34,323
                                            _______     _______
Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                   66,397      13,641
                                            _______     _______

See accompanying notes to financial statements.

                     NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at March 31, 1999 and 1998 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1998 includes audited financial statements as of June 30, 1998 and 1997, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Systems West, Inc. posted a net (loss)of $(121,088) on net revenue of $65,478 for the quarter ended March 31, 1999 as compared to a net income of $3,133 on net revenue of $331,098 for the comparable quarter of the previous year. For the nine months ended March 31, 1999, the Company reported a cumulative net
(loss) of $(108,902) on net revenue of $707,315 as compared to a net (loss) of $(135,245) on net revenue of $585,322 for the nine months ended March 31, 1998.

A major Brazilian customer has defaulted on payment against delivery in excess of $180,000, which has created a crisis in the Company by depleting its working capital and leaving the Company with a related substantial debt which it cannot service. The Company has recorded a bad debt reserve of $40,000 in consideration of this disputed receivable.

Dealing with the consequences of this default has consumed management for the quarter. Staff has been reduced to a bare minimum to support current business commitments and maintain a revenue stream to apply against current costs and outstanding debt. Within the capability of the Company, we are pursuing negotiations with the customer to achieve payment of monies due, however the outcome of such actions are presently unknown.

While the Company has future contracts for business, it is questionable if the Company can accept these contracts and perform the work without additional working capital. Without equity funding, the Company is in danger of ceasing operations.

FINANCIAL CONDITION

At March 31, 1999 the Company had a net working capital deficit of $(427,525) as compared to a working capital deficit of $(202,559) at March 31, 1998.

Systems West, Inc. has an outstanding line of credit of $209,514, which becomes due and payable on July 31, 1999. Until this is paid, the Company's prospects for additional short-term working capital are doubtful.

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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                      5/10/99     Kenneth W. Ruggles
                      (Date)          (Signature)

                      5/10/99     Douglas S. Timms
                      (Date)          (Signature)