Form 10KSB
period 1999-06-30
SYSTEMS WEST INC
filed 1999-10-12
CIK 819346

Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] for the fiscal year ended:
June 30, 1999

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

Issuer's revenues for its most recent fiscal year:  $747,003

Aggregate market value of voting stock held by non-affiliates as of September 15, 1999 (computed by using the average of the bid and ask prices for the Company's Common Stock as quoted in the OTC Bulletin Board (OTCBB) (based on 987,487 shares of non-affiliated stock outstanding): $162,935

Shares of common stock, no par value, outstanding as of September
15, 1999:  1,321,237
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

The Company produces a unified set of products that are delivered in a broad range of configurations to meet specific customer requirements for weather satellite data and weather data management. Common technology is used in all systems ranging from the low-cost Model 2000 series land ground station through the high-end Model 6000 High Resolution Picture Transmission
(HRPT) station. The use of common technology has reduced development and production costs and allows the Company to produce a highly competitive product that can be tailored to specific customer needs.

In 1997, Systems West sustained a loss of $156,547 on a revenue base of $758,946. In 1998 Systems West sustained a loss of $293,264 on a revenue base of $850,002. In 1999 Systems West sustained a loss of $182,560 on a revenue base of $747,003.

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

(5) Systems West, Inc. WeatherWeb Server.
A unified weather message switch and web-based data server compliant with the World Meteorological Organization's specifications for message switching systems. The WeatherWeb server provides a wide variety of product enhancements to the traditional message switch, providing operating features that integrate internet and intranet applications and WebServer functions.

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

(1)  Off-the-Shelf Technology

Personal Computer Technology. The Microsoft Windows NT operating system used with top-end Intel workstations has resulted in the availability of powerful computing systems capable of supporting sophisticated user applications, including satellite image acquisition and image processing and database management, at reasonable costs.

(2)  Company Proprietary Technology

Company proprietary technology is built into special hardware devices and software systems designed and manufactured by the Company. The use of its common technology philosophy has allowed the Company to offer competitive systems. It has also expanded the proprietary technology base of the Company with products that can be independently marketed.

Data Manager Card. The Data Manager Card is an intelligent processor card designed to manage all of the major analog satellite data streams into and out of the computer while the computer is largely available for other tasks. The Data Manager Card has been redesigned to optimize its function with the Windows NT operating system. As satellites convert to digital technology, however, this product will become obsolete by 2005.

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

Image Processing System. The Company has developed NT-based advanced image processing software to interpret satellite images.


Serial Data Transfer Card. The serial data transfer card allows the capture of or the broadcast of high-speed serial data by a personal computer. The card is designed to work with high-speed digital telemetry applications such as T1 telephone service and satellite digital broadcasts. The card performs as a digital data simulator for product development, and as the primary element of a raw data telemetry recorder using Systems West, Inc. software.

Product development

The Company continued to invest, although at reduced levels, in new weather satellite products based on the Windows NT operating system during the past fiscal year. Concurrently, it enhanced the product line to include weather message switching capability, handling international weather information for weather and meteorological organizations worldwide. This new system is designed to process meteorological data and provide weather information to the Internet. The reliance on Microsoft's development environment and SQL server products based on the Company's existing technology provides key leverage in accelerating new product development.

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

Military Market. Systems West, Inc. systems have a strong reputation for consistent and reliable operation in the military market. We continue to expand the U.S. military business base. The Company is also delivering product to overseas military and naval organizations including the British Meteorological Office for the Royal Air Force, NATO, and the Swedish Defence Forces. The proven rugged designs of Systems West, Inc. systems are believed to provide a continued strong growth in military systems.

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

Since the Company started marketing its initial products, a number of other small companies have appeared with products which copy the features of the Company's products, however few have survived. Management views this competition as a beneficial development and at the same time one for concern. The appearance of competition helps validate the existence of the market and assist in the development of the market. The competition also provides additional opportunities for customer education to create and develop the market. However, the marketplace is believed to be overpopulated with vendors compared to the perceived customer base.

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

Significant Customers

The Japan Weather Association and the Brazilian Meteorological
Department are significant customers, representing 76% of total sales.

Export Sales

Export sales are key to the Company's business, and have been disappointing. Asian export sales, which were key to achieving business goals, have been seriously impacted by the collapse of the Asian economies. An existing contract was canceled in Korea, several business opportunities in Japan have been delayed indefinitely, and active business opportunities being pursued by Systems West, Inc. in Malaysia, Indonesia, and Taiwan have been withdrawn.

For the year ended June 30, 1999 revenue from foreign sales totaled $686,000 for 92% of the total revenue. Customers included sales to Europe, Asia, and South America.

Employees

The Company currently has 5 full-time employees.

ITEM 2.  PROPERTIES

The Company owns a limited inventory of parts and components, test equipment to test and check out final systems, and furniture, fixtures and development computer systems to support its office and development staff. The Company moved to larger facilities in April 1996 and until July 1999 had been leasing 5,406 square feet of office space from an unaffiliated party. Beginning in August 1999 the Company reduced its space at the same location to 3,145 square feet of space.

ITEM 3.  LEGAL PROCEEDINGS.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders in the fiscal year 1999.

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

         Quarter ended             High Bid      Low Bid

         September 30, 1997        $.1875        $.1875
         December 31, 1997         $.1875        $.1875
         March 31, 1998            $.1875        $.1875
         June 30, 1998             $.1875        $.1875

         September 30, 1998        $.1875        $.1875
         December 31, 1998         $.19          $.19
         March 31, 1999            $.13          $.13
         June 30, 1999             $.06          $.06

On September 15, 1999, the bid price for a share of the Company's
Common Stock was $.08.

(B)  HOLDERS.

The number of record holders of the Company's Common Stock, no par value, as of September 15, 1999 was 763. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street" name.

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

Results of Operations

Fiscal Year 1998 compared to 1997

In fiscal year 1998 the Company posted a net loss of $293,264 on net revenues of $850,002, compared to a net loss of $156,547 on net revenues of $758,946 for the comparable 1997 fiscal year.

Fiscal Year 1999 compared to 1998

The Company recorded another disappointing revenue performance and an annual loss in fiscal year 1999. The Company posted a net loss of $182,560 on net revenue of $747,003 for the fiscal year ending June 30, 1999.

Management has undertaken to restructure and reduce the Company's operations as a result of the year's performance caused principally by difficulties experienced with a major Brazilian contract. The Brazilian customer renegotiated the contract terms reducing the revenue stream and eroding the margin significantly. This contract was completed in fiscal year 1999 with the impact of all related matters reflected in that period's financial statements. Ongoing, the Brazilian project has created a working capital deficit and caused the Company to incur additional debt. The Company has reduced operating staff and curtailed operations to a maintenance level where it expects to support current business commitments, and generate modest revenue expectations based on existing back-orders. Subsequent to June 30, 1999, the Company did secure additional financing of $50,000 under a subordinated two year, 8% interest note convertible at $0.50 per share. However, significant additional capital is still required to return the Company to more normal levels of operation.

At fiscal year end 1999, principal shareholders, representing principally board members and officers, have agreed to write-off liabilities totaling $164,407 of debt due shareholders to contributed paid-in capital. This transaction did not dilute the capital structure of the Company or its existing shareholders.

The Company's back-orders at June 30, 1999 totaled $303,000 representing European and Pacific Rim projects deliverable in the next six months.

Liquidity and Capital Resources

At June 30, 1999, the Company had a net working capital deficit of approximately $317,000 as compared to a working capital deficit of $172,000 at June 30, 1998. The current working capital requirements are supplemented by export loans guaranteed by the Small Business Administration. However, the Company continues to be severely constrained by shortfalls in working capital needed to support normal levels of operating activities.

In addition to the borrowing mentioned above, the Company continues to solicit investors and/or partners to enable it to capitalize on its leading edge technology in the significant worldwide market in which it operates. To date, definitive investment or other opportunities have yet to materialize.

The Board and management have serious doubts concerning the Company's ability to sustain successful operations and return the operation to profitability in the future without a material capital infusion.

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

The Company has examined its products, production and and internal administrative system for Year 2000 issues. As a result of that review, the Company has determined that no significant modifications will be required to make their systems Year 2000 compliant and does not expect that any modifications that will be required will have a material impact on its business, operations or financial condition.

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

Mr. Timms, Dr. Ruggles and Dr. Hubert were re-elected to the
Board of Directors at the Annual Meeting of Shareholders held on June 12, 1998.

Dr. Ruggles, for reasons of family health, has moved to Palm
Desert, CA. Dr. Ruggles' active management in the Company has been significantly reduced.

The directors and executive officers of the Company are as follows:

Name                          Age       Position

Mr. Douglas S. Timms          67        Chairman of the Board
                                        and Director

Dr. Kenneth W. Ruggles        67        President and Director

Dr. William E. Hubert         76        Director

Dr. Lloyd L. Anderson, Jr.    47        Vice President and
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

Dr. Kenneth W. Ruggles, President and Director. Dr. Ruggles is an executive with a background in private business and in government. He brings high-technology Company management skills to the Company. From February 1978 to March 1986, Dr. Ruggles was employed by Global Weather Dynamics, Inc. ("Global"), a wholly-owned subsidiary of Ocean Data Systems, Inc. located in Monterey, California, serving as president from June 1982 to March 1986. From April 1986 to March 1987, Dr. Ruggles was the vice president of Ocean Data Systems, Inc., located in Carmel, California.

Dr. William E. Hubert, Director. Dr. Hubert has many years of experience in military and commercial meteorology and oceanography. Dr. Hubert is an internationally-known Marine
Meteorologist and Oceanographer with 26 years experience as a specialist in the U.S. Naval Weather Service.

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

(E)  COMPLIANCE WITH SECTION 16A.        Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or for the account of the Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company for services rendered in all capacities during each of the Company's fiscal years ended June 30, 1997, 1998, 1999:

                                            Annual Compensation
                          Long Term Compensation

------------------------------------
----------------------------------
        (a)                 (b)       (c)      (d)           (e)
         (f)          (g)           (h)     (i)
                                                         Other
Annual    Restricted    Options/       LTIP       All Other
  Name and Position        Year     Salary   Bonuses ($)
Compensation   Stock Awards     SARS      Payouts ($)
Compensation
  -----------------        ----     ------   ----------
------------   ------------   --------    -----------
------------
Mr. Douglas Timms,         1999      --         --
$11,600          --           --           --            --
Chairman of the Board      1998      --         --
$12,000          --           --           --            --
                           1997      --         --
$12,000          --           --           --            --

Dr. E. R. Reins,           1999      --         --          --
         --           --           --            --
Director                   1998      --         --          --
         --           --           --            --
                           1997    $16,762      --          --
         --           --           --            --

Dr. Kenneth W. Ruggles,    1999     $6,250      --         $4,025
         --           --           --            --
Chief Executive Officer    1998    $75,000      --          --
         --           --           --            --
               1997    $70,000      --          --
--           --           --            --

Dr. Lloyd L. Anderson      1999    $67,083
Vice President             1998    $52,500

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

During June 1997 Dr. Ruggles and Dr. Reins deferred salary compensation of $3,125 and $317 respectively. From July 1997 to January 1998 Dr. Ruggles deferred salary compensation of $43,750. As of June 30, 1999, Drs. Ruggles, Reins and Hubert had accrued salaries and other compensation owing to them of $99,375, $42,500 and $22,532, respectively. These accrued compensations, totaling $164,407, were forgiven and written off to contributed paid in capital effective as of fiscal year ending June 30, 1999.




OPTIONS AND WARRANTS

The following table sets forth certain information regarding options and warrants to purchase shares of Common Stock issued to Executive Officers of the Company listed in the Executive
Compensation Table during the fiscal year ending June 30, 1999.

                 Option/Warrant Grants in 1999
                               % of Total
                            Options/Warrants
                   Options/    Granted to
                   Warrants    Employees    Exercise  Expiration
  Name             Granted      in 1999      Price      Date

Lloyd L. Anderson   25,000       100%        $.22    02-27-2003

No options or warrants were issued to Executive Officers during fiscal year ending June 30, 1998.

In fiscal year 1994, Drs. Ruggles and Reins were each granted 100,000 options at an exercise price of $.10 per share and Dr. Hubert was granted 20,000 options at an exercise price of $.10 per share. Dr. Hubert exercised his options on February 24, 1994 and Dr. Ruggles exercised his options on March 30, 1998. Dr. Reins exercised his options on July 28, 1998.

In fiscal year 1995, Mr. Timms was granted 120,000 options at an exercise price of $.18 per share. Mr. Timms exercised 55,000 options on May 10, 1998. Mr. Timms exercised the remaining 65,000 options on June 28, 1999, however as of September 15, 1999 the shares have not been issued and recorded.

AGGREGATED OPTIONS/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR
VALUE TABLE.

        Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                     Number of
                                     Securities     Value of
                                     Underlying     Unexercised
                                     Unexercised    In-the-Money
                                     Options/SARs   Options/SARs
                                     at FY-End      at FY-End
            Shares
            Acquired     Value       Exercisable/   Exercisable/
Name        on Exercise  Realized    Unexercisable  Unexercisable
-----------------------------------------------------------------

D. Timms      65,000        0            0/0            0/0
L. Anderson     0           0          29,000/0         0/0



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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-
CONTROL ARRANGEMENTS.

Employment Contracts. Currently, there are no written employment agreements between the Company and any officer or director, except for a letter agreement with Mr. Timms at the time of his appointment to Chairman of the Board, and a letter agreement with Dr. Anderson at the time of his employment to establish a salary schedule on achieving an agreed-upon sales base. Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to stockholder approval. Effective February 1, 1998 Dr. Anderson's salary is $70,000 per year. Effective March 1, 1999 Dr. Ruggles is not paid a salary and is compensated at a rate of $40.87 per hour for consulting work for the Company. During fiscal year 1999 Mr. Timms' director's fee was $1,000 per month.

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

REPORT ON REPRICING OF OPTIONS/SARS.

Not applicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

(A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table contains information regarding those persons known by the Company to be the beneficial owners of more than five percent of the Company's no par value Common Stock, as of September 15, 1999. As of September 15, 1999, there were 1,321,237 shares of Common Stock outstanding. The listed shareholders hold the shares directly and exercise sole investment and voting powers with regard to their respective shares:

                                        Amount and
                                        nature of
                Name and address        beneficial     Percent of
Title of Class  of beneficial owner     ownership      class (1)
-----------------------------------------------------------------
Common Stock,   Kenneth W. Ruggles      135,000 (2)      10.2
No par value    78171 Bovee Circle
                Palm Desert CA 92211

Common Stock,   E. R. Reins             195,625          14.8
No par value    25585 Hidden Mesa Rd.
                Monterey CA 93940

Common Stock,   William E. Hubert       143,750 (3)      10.9
No par value    1829 Otter Pond Circle
                Montrose, Co  81401

Common Stock,   Douglas S. Timms        120,000 (4)       8.7
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

(4) Includes 65,000 shares of common stock purchased on exercise of options June 28, 1999, but stock unissued as of September 15, 1999.

(B)  SECURITY OWNERSHIP OF MANAGEMENT.

The following table contains information, as of September 15, 1999, regarding the shares of the Company's Common Stock beneficially owned by its directors and by all officers and directors as a group. Each shareholder or group owns the shares directly and exercises sole investment and voting powers over the shares set forth opposite their name.

                                         Amount and
                                         nature of
                 Name and address of     beneficial   Percent of
Title of Class   beneficial owner        ownership     class (1)

Common Stock,    Kenneth W. Ruggles      135,000 (2)      10.2
No par value     78171 Bovee Circle
                 Palm Desert CA 92211

Common Stock,    William E. Hubert       143,750 (3)      10.9
No par value     1829 Otter Pond Circle
                 Montrose, CO 81401

Common Stock,    Douglas S. Timms        120,000 (4)       8.7
No par value     2460 Peachtree Rd. NE
                 Atlanta, GA 30305

Common Stock,    Lloyd L. Anderson, Jr.   29,000 (5)       2.1
No par value     3239 Imjin Road
                 Marina, CA 93933

Common Stock,    All officers and        427,750 (6)      30.2
No par value     directors as a
                 group (four persons)

----------

(1) In calculating the percentage of class, shares of preferred stock outstanding, which are convertible to shares of Common Stock at the rate of 18 shares of Common Stock for each share of preferred stock, have been excluded from the total number of outstanding shares except to the extent that Dr. Ruggles' wife owns shares of preferred stock. At September 15, 1999, there were a total of 813 shares of Series A Preferred Stock outstanding which are convertible into a total of 14,625 shares of Common Stock at the option of the holders.

(2) Does not include 3,375 shares of Common Stock issuable upon conversion of 187.5 shares of Series A Preferred Stock owned by Dr. Ruggles' wife.

(3) Does not include 3,375 shares of Common Stock issuable upon conversion of 187.5 shares of Series A Preferred Stock owned by Dr. Hubert's wife as to which Dr. Hubert disclaims beneficial ownership.

(4) Includes 65,000 shares of common stock purchased on exercise of options June 28, 1999, but stock unissued as of September 15, 1999.

(5) All shares are common stock issuable pursuant to exercise of common stock options.

(6)  Excludes shares referred to as excluded in footnotes (1),
(2) and (3) of this table, but includes stock options issued to principals which at some time could be converted into common stock.

(C)  CHANGES IN CONTROL

Management is not aware of any arrangements which may lead to a change in control of the Company in the foreseeable future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)-(C)  TRANSACTIONS WITH MANAGEMENT AND OTHERS.

All material transactions between the Company and its management or any affiliates of management during the two fiscal years ended
June 30, 1999, are described under "Item 10 - Executive
Compensation."

(D)  TRANSACTIONS WITH PROMOTERS.  Not applicable.

                           PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.  None.

(a)  The following documents are filed as a part of this Form
10-KSB immediately following the signature page:

                                                            Page
                                                           number

1.  Report of Independent Certified Public
    Accountants                                              F-1

    Balance Sheets - June 30, 1998
    and 1999                                                 F-2

    Statement of Operations - for the years ended
    June 30, 1998 and 1999                                   F-4

    Statement of Changes in Stockholders'
    Equity - For the years ended
    June 30, 1998 and June 30, 1999                          F-5

    Statement of Cash Flows - for the years
    ended June 30, 1998 and 1999                             F-6

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

                                   SYSTEMS WEST, INC.
                                   Registrant

                   9/27/99         Kenneth W. Ruggles, Director
                                   (Signature)

                   9/27/99         William E. Hubert, Director
                                   (Signature)

                   9/27/99         Douglas S. Timms, Chairman
                                   of the Board and Director
                                   (Signature)

                               SYSTEMS WEST, INC.

                              FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1999

                                      WITH
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



   The Board of Directors and Stockholders
   Systems West, Inc.


   We have audited the  accompanying  balance sheet of Systems
West,  Inc. as of
   June  30,  1998  and  1999,   and  the  related   statements
of  operations,
   stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material  respects,  the financial  position of Systems
West,  Inc. as of
   June 30, 1998 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

   The accompanying financial statements have been prepared assuming that the
   Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses resulting in negative working capital and a stockholders' deficit at June 30, 1999.
   These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




   September 15, 1999
   Denver, Colorado                                   CAUSEY
DEMGEN & MOORE INC.

                               SYSTEMS WEST, INC.
                                 BALANCE SHEET
                             June 30, 1998 and 1999

                                     ASSETS

                                                           1998
    1999
                                                           ----
    ----
Current assets (Note 5):
   Cash                                                   $
23,952   $  1,200
   Accounts receivable, less allowance for doubtful
    accounts of $1,900 in 1999 ($2,100 in 1998)
52,615    160,402
   Costs and estimated earnings on long-term contracts
    (Note 2)
359,580          -
   Inventories (Note 3)
123,697     86,464
   Prepaid expenses
5,461      3,201

--------   --------

    Total current assets
565,305    251,267

Furniture and equipment, less accumulated depreciation
    of $81,978 in 1999 ($76,596 in 1998) (Note 5)
27,954     22,571

Prototype equipment, less accumulated depreciation of
   $150,903 in 1999 ($126,177 in 1998) (Note 5)
39,343     15,998

Other assets (Note 5)
3,774      3,774

--------   --------


$636,376   $293,610

========   ========

                            See accompanying notes.

                               SYSTEMS WEST, INC.
                                 BALANCE SHEET
                             June 30, 1998 and 1999

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           1998
    1999
                                                           ----
    ----
Current liabilities:
   Note payable (Notes 5 and 11)                         $
467,500  $ 209,514
   Accounts payable
145,138    134,793
   Deferred income
29,642          -
   Accrued commission expense
38,839     71,020
   Accrued warranty liability
7,000      7,000
   Other accrued liabilities
29,387    109,469
   Payable to officers/directors (Notes 4 and 5)
14,282     34,354
   Current portion of capitalized lease obligations
   (Note 7)
5,768      1,977

---------  ---------

    Total current liabilities
737,556    568,127

Capitalized lease obligations (Note 7)
6,889      4,411

Payable to officers/directors (Notes 4 and 5)
174,406         -

---------  ---------

    Total liabilities
918,851    572,538

Commitments (Notes 7 and 11)

Stockholders' equity (deficit) (Note 6):
   Preferred stock, $.01 par value; 1,000,000 shares
    authorized, Series A, 812.5 shares issued and
    outstanding (liquidation preference of $32,500)
8          8
   Common stock, no par value; 5,000,000 shares
    authorized, 1,321,237 shares (1,221,237 shares
    in 1998) issued and outstanding
1,723,316  1,745,016
   Additional paid-in capital
160,435    324,842
   Accumulated deficit
(2,166,234)(2,348,794)

    Total stockholders' equity (deficit)
(282,475)  (278,928)

---------  ---------

                                                         $
636,376  $ 293,610

=========  =========

                            See accompanying notes.

                               SYSTEMS WEST, INC.
                             STATEMENT OF 0PERATIONS
                   For the Years Ended June 30, 1998 and 1999


                                                          1998
    1999
                                                          ----
    ----
Sales (Note 9)                                        $  850,002
 $ 747,003

Costs and expenses:
   Cost of sales                                         467,065
   508,663
   Marketing                                             225,790
   126,777
   Research and development                              132,390
    49,290
   General and administrative                            293,268
   174,138
   Interest                                               24,753
    70,695
                                                      ----------
 ---------

                                                       1,143,266
   929,563

Net loss (Note 8)                                     $ (293,264)
 $(182,560)
                                                      ==========
 =========

Basic net loss per common share                       $     (.27)
 $    (.14)
                                                      ==========
 =========

Weighted average common shares outstanding             1,091,000
 1,313,000
                                                       =========
 =========


                            See accompanying notes.

                               SYSTEMS WEST, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIT)
                     For the years Ended June 30, 1998 and 1999


                               Series A
 Additional                     Total
                             preferred stock     Common stock
  Paid-in    Accumulated    stockholders'
                             Shares   Amount    Shares  Amount
  capital      deficit     equity (deficit)
                             ------   ------    ------  ------
 ----------  -----------   ----------------

Balance, June 30, 1997        812.5      $ 8  1,066,237
$1,703,416   $160,435   $(1,872,970)        $ (9,111)

 Stock options exercised
  (Note 6)                        -        -    155,000
19,900          -             -           19,900

   Net loss for the year          -        -          -
-          -      (293,264)        (293,264)
                              -----      ---  ---------
---------   --------   -----------         --------
Balance, June 30, 1998        812.5        8  1,221,237
1,723,316    160,435    (2,166,234)        (282,475)

 Stock options exercised
   (Note 6)                       -        -    100,000
21,700          -             -           21,700

 Contribution of payable to
   officers/directors
   (Note 4)                       -        -          -
-    164,407             -          164,407

   Net loss for the year          -        -          -
-          -      (182,560)        (182,560)
                              -----      ---  ---------
---------   --------   -----------         --------

Balance, June 30, 1999        812.5      $ 8  1,321,237
$1,745,016   $324,842   $(2,348,794)       $(278,928)
                              =====      ===  =========
==========   ========   ===========        =========

                           See accompanying notes.
                                       F-5

                               SYSTEMS WEST, INC.
                             STATEMENT OF CASH FLOWS
                   For the Years Ended June 30, 1998 and 1999


                                                        1998
   1999
                                                        ----
   ----
Cash flows from operating activities:
   Net loss                                          $(293,264)
$(182,560)
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                     30,108
  30,108
      Increase in receivables                          (49,860)
(107,787)
      Decrease (increase) in costs and estimated
       earnings on long-term contracts                (218,477)
 359,580
      Decrease (increase) in inventories               (26,089)
  37,233
      Decrease (increase) in prepaid expenses             (634)
   2,260
      Increase (decrease)  in accounts payable          83,961
 (10,345)
      Increase in accrued commission expense            23,772
  32,181
      Increase in other accrued liabilities             13,308
  80,082
      Increase (decrease) in deferred income            29,642
 (29,642)
      Increase in payable - officers/directors          54,805
  31,773
                                                      --------
 -------

      Net cash provided by (used in) operating
        activities                                    (352,728)
 242,883

Cash flows from investing activities:
   Acquisition of furniture and equipment              (10,081)
       -
   Acquisition of prototype equipment                  (18,546)
  (1,380)
   Decrease in other assets                              4,700
       -
                                                      --------
--------

      Net cash used in investing activities            (23,927)
  (1,380)

Cash flows from financing activities:
   Proceeds from line of credit                        536,500
 305,996
   Payments on line of credit                         (212,400)
(563,982)
   Proceeds from note payable - officer                 50,000
       -
   Payments on note payable - officer                  (50,000)
       -
   Payments on capitalized lease obligations            (8,585)
  (6,269)
                                                      --------
--------

    Net cash provided by (used in) financing
      activities                                       315,515
(264,255)
                                                      --------
--------

Net decrease in cash and cash equivalents              (61,140)
 (22,752)

Cash and cash equivalents at beginning of year          85,092
  23,952
                                                      --------
--------

Cash and cash equivalents at end of year              $ 23,952
 $ 1,200
                                                      ========
========

                         (Continued on following page)
                            See accompanying notes.

                               SYSTEMS WEST, INC.
                             STATEMENT OF CASH FLOWS
                   For the Years Ended June 30, 1998 and 1999

                         (Continued from preceding page)

                                                           1998
     1999
                                                           ----
     ----
Supplemental disclosures of cash flow information:

   Cash paid during the period for interest              $ 20,863
    $ 72,708
                                                         ========
    ========



Supplemental schedule of noncash investing and financing activities:

   During the year ended June 30, 1998, the Company entered into capital leases for prototype equipment amounting to $8,495.

   During the year ended June 30, 1998 and 1999, payables to officers/directors were utilized to exercise stock options in an aggregate of $19,900 and $21,700, respectively.

   During the year ended June 30, 1999, officers, directors and significant shareholders contributed payables to the Company in the amount of $164,407.

                            See accompanying notes.

                                SYSTEMS WEST, INC.
                           NOTES TO FINANCIAL STATEMENTS
                               June 30, 1998 and 1999



1. Summary of significant accounting policies

   Organization:

   Systems West, Inc. (the Company), a Colorado corporation, was organized on
   December 10, 1986. The Company has developed and markets weather satellite ground receiver stations, as well as provides consulting services to private industry and the U.S. Government.

   Continuing operations:

   The financial statements have been prepared on a going-concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Since 1995, the Company has incurred substantial losses, resulting in negative working capital of
   $316,860  and a  stockholders'  deficit of  $278,928  at June
30,  1999.  The
   Company's continued existence is dependent on its ability to achieve profitable operations, obtain additional debt or equity funding, locate a partner, or consummate a business combination providing additional equity funding. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going-concern in its present form.

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

                               SYSTEMS WEST, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 1998 and 1999


1. Summary of significant accounting policies (continued)

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

                                 SYSTEMS WEST, INC.
                           NOTES TO FINANCIAL STATEMENTS
                               June 30, 1998 and 1999


1. Summary of significant accounting policies (continued)

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

2. Costs and estimated earnings on uncompleted contracts

   Costs incurred and estimated earnings on uncompleted contracts are as follows at June 30, 1998:

     Costs incurred on uncompleted contracts            $335,570
     Estimated earnings                                   24,010
                                                        --------
                                                         359,580
     Less billings to date                                     -
                                                        --------
                                                        $359,580
                                                        ========

   Revisions in estimated contract costs are made in the year in which circumstances requiring the revisions become known.

3. Inventories

   Inventories consist of the following at June 30:

                                                       1998
   1999
                                                       ----
   ----
     Computer parts                                  $ 58,823
 $ 43,477
     Work-in-process                                   64,874
   42,987
                                                     --------
 --------

                                                     $123,697
 $ 86,464
                                                     ========
 ========

                                 SYSTEMS WEST, INC.
                           NOTES TO FINANCIAL STATEMENTS
                               June 30, 1998 and 1999


4. Related party transactions

   Payable to officers/directors consists of the following at June 30:

                                                       1998
   1999
                                                       ----
   ----
     Accrued salaries                                $174,406
  $     -
     Reimbursement of Company expenses                 14,282
   34,354
                                                     --------
  -------

                                                     $188,688
  $34,354
                                                     ========
  =======


   During 1998, the Company borrowed $50,000 from an officer/director. The loan was repaid in 1998, including interest totaling $4,400.

   During  1999,  officers,   directors  and  significant
shareholders  forgave
   payables due them in the aggregate amount of $164,407. The forgiveness has been accounted for as a contribution to capital.

5. Note payable

   At June 30, 1998 and 1999, the Company had a line of credit from a finance company obtained under a California Export Financing Office guarantee, in the amount of $800,000. The line provides pre-shipment working capital financing against certain export purchase orders, bears interest at the prime rate plus
   3% (11% at June 30, 1999), and is repayable from the assignment of proceeds from the purchase orders. As of June 30, 1998 and 1999, the Company had borrowed $467,500 and $209,514, respectively, under the line of credit. The related  promissory  note  matures on  October  31,  1999 (see
Note 11),  the
   finance company obtained a first lien on all assets of the Company, and officers of the Company had subordinated their loans from the Company to the promissory note.

6. Stockholders' equity (deficit)

   Preferred stock:

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

   Stock options:

   The Company has a Key Employee Stock Option Plan which provides for the granting to officers, directors and key employees of the Company, options to purchase up to 65,000 shares of the Company's common stock. Corporate officers who hold "insider" stock are ineligible to participate in the plan.

                                 SYSTEMS WEST, INC.
                           NOTES TO FINANCIAL STATEMENTS
                               June 30, 1998 and 1999


6. Stockholders' equity (deficit) (continued)

   On August 2, 1993, the Company  granted  non-qualified
options to purchase a
   total of 220,000  shares of its common stock to three
officers and directors
   of the  Company,  exercisable  through  August 2, 1998 at $.10 per share,  of
   which options to purchase  20,000 shares were exercised in
February 1994, and
   the  remaining  200,000  shares  were  exercised  in March and
July 1998.  On
   January 23,  1995,  the  Company  granted  non-qualified
options to purchase
   120,000  shares of its common  stock at $.18 per share to a director  of the
   Company,  which shares were exercised during June 1998 and
June 1999,  65,000
   of the shares were not physically issued at June 30, 1999;
however,  they are
   treated as  exercised in the  following  tables.  On December
16, 1998,  the
   Company granted non-qualified options to purchase 25,000 shares of its common stock to an officer.

   The following is a summary of stock option activity:

                                                  Weighted
                                   Option price    average
Number of
                                     per share    exercised
  shares
                                   ------------   ---------
---------
     Balance June 30, 1997        $.10 to $1.00       $.16
  352,457
     Canceled                         $.40            $.40
  (15,457)
     Granted                          $.19            $.19
    5,500
     Exercised                        $.18            $.13
 (155,000)
                                 --------------       ----
 --------
     Balance June 30, 1998        $.10 to $1.00       $.17
  187,500
     Granted                          $.22            $.22
   25,000
     Exercised                    $.10 to $ .18       $.13
 (165,000)
     Expired                      $.19 to $1.00       $.90
   (8,000)
                                  -------------       ----
 --------

     Balance June 30, 1999        $.15 to $.44        $.23
   39,500

 ========


   The following is additional information with respect to those options outstanding at June 30, 1999:

                                  Weighted
                                   average         Weighted
                                  remaining        average
                               contractual life    exercise
Number of
     Option price per share        in years          price
  shares
     ----------------------    ----------------    --------
---------
              $.15                     1.9          $.15
    6,000
              $.19                     3.4          $.19
    4,500
              $.44                     2.4          $.44
    4,000
              $.22                     3.7          $.22
   25,000

   ------

   39,500

   ======

                                SYSTEMS WEST, INC.
                           NOTES TO FINANCIAL STATEMENTS
                               June 30, 1998 and 1999


6. Stockholders' equity (deficit) (continued)

   The Company  has  adopted the  disclosure-only  provisions  of
Statement  of
   Financial   Accounting   Standards   No.123,   Accounting
for   Stock-Based
   Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. The amount of compensation that would have been recorded had the compensation been based on the fair value of the stock options granted would not have been material for either the years ended June 30, 1998 or 1999.

   Common stock to be issued:

   As of June 30,  1999,  the Company was not able to  physically issue  65,000
   shares of common  stock  exercised  pursuant to a stock option
June 28, 1999.
   The shares are excluded from all disclosures of outstanding shares in the accompanying financial statements.

7. Lease commitments

   Operating leases:

   The Company leases office and production space under a lease agreement which expires July 31, 1999 (see Note 11).

   Rent expense for operating leases was  approximately  $36,123 for each of the
   years ended June 30, 1998 and 1999.

   Capitalized lease obligations:

   At June 30, 1999, the Company had capitalized leases for office and prototype equipment. Following is a schedule of future minimum rental payments, including interest, on the capitalized lease obligations:

             Year ending June 30,             Amount
                   2000                      $ 2,861
                   2001                        2,345
                   2002                        2,345
                                             -------

      Total future minimum lease payments      7,551
      Less amount representing interest        1,163
                                             -------
      Present value of future net minimum
        lease payments                         6,388
      Due within one year                      1,977
                                             -------

      Due after one year                     $ 4,411
                                             =======

                                 SYSTEMS WEST, INC.
                           NOTES TO FINANCIAL STATEMENTS
                               June 30, 1998 and 1999


7. Lease commitments (continued)

   Property recorded under capital leases include the following amounts:
                                              1998         1999
                                              ----         ----
     Furniture and equipment                $18,834      $18,834
     Prototype equipment                      6,913            -
                                            -------      -------

                                             25,747       18,834
     Accumulated amortization                10,837       11,333
                                            -------      -------

     Net capitalized leased property        $14,910      $ 7,501
                                            =======      =======


8. Income taxes

   The Company has net operating loss carryforwards of
approximately
   $2,301,000 which it may use to offset future taxable income.
The
   carryforwards expire as follows:
                     Year
                     2003                        $   37,000
                     2004                           746,000
                     2005                           189,000
                     2006                           314,000
                     2007                           148,000
                     2009                            48,000
                     2010                           188,000
                     2012                           150,000
                     2013                           290,000
                     2019                           191,000
                                                 ----------

                                                 $2,301,000
                                                 ==========

   Deferred tax assets result from the accrual of warranty, vacation expenses and accrued salaries to officers/directors for financial reporting purposes which were not accrued for tax return purposes.

   As of June 30, 1998 and 1999, total deferred tax assets and valuation allowance are as follows:

                                                      1998
1999
                                                      ----
----
     Deferred tax assets                           $ 71,000   $
10,000
     Deferred tax assets resulting
       from loss carryforward                       716,000
782,000
     Valuation allowance                           (787,000)
(792,000)
                                                   --------
--------
                                                   $      -   $
  -
                                                   ========
========

                                 SYSTEMS WEST, INC.
                           NOTES TO FINANCIAL STATEMENTS
                               June 30, 1998 and 1999


9. Major customers and export sales

   Major customers:

   Customers which accounted for over 10% of revenues were as follows for the years ended June 30:

                                                 1998       1999
                                                 ----       ----
                  Customer A                      42%        50%
                  Customer B                       *%        26%
                  Customer C                      28%        * %

               * - Less than 10%


   Export sales:

   The breakdown of export sales by geographic area is as follows for June 30:

                                                   1998
1999
                                                   ----
----
     Canada/Mexico                               $ 7,000    $
-
     Europe                                      105,000
81,000
     Asia                                         46,000
214,000
     South America - Caribbean                   369,000
391,000
                                                 -------
-------
     Total export sales                         $527,000
$686,000
                                                ========
========

10.Pension Plan

   The Company has a Simplified  Employee Pension Plan (the
"Plan") which covers
   all employees of the Company. The Company's contribution to the Plan is discretionary, and is subject to limitations prescribed by the Internal
   Revenue Service for qualified benefit plans. No contributions to the plan were made by the Company during the years ended June 30, 1998 or 1999.

11.Subsequent events

   In July  1999,  the  Company  received  proceeds  pursuant  to a  $50,000  8%
   subordinated, convertible loan. The loan and outstanding interest are convertible into common stock over the two year term at $.50 per share.

   During August 1999, the Company renewed its lease for reduced office and production space effective August 1, 1999 on a month-to-month basis with monthly base rent of $2,005.

                                SYSTEMS WEST, INC.
                           NOTES TO FINANCIAL STATEMENTS
                               June 30, 1998 and 1999


11.Subsequent events (continued)

   During October 1999, the Company repaid the outstanding balance on the existing line of credit and entered into a new $170,000 line of credit with a finance company under an SBA agreement. The agreement provides for working capital financing against certain export purchase orders, bears interest at the prime rate plus 3% and expires on February 29, 2000.