Form 10QSB
period 1999-09-30
SYSTEMS WEST INC
filed 1999-11-15
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  September 30, 1999

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
November 8, 1999:    1,386,237

This Form 10-QSB is not covered by an accountant's report

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              September 30, 1999 (unaudited)
              and June 30, 1999                        Page 3
            Statements of Operations
              Three months ended September 30,
              1999 and 1998 (unaudited)                Page 5
            Statements of Cash Flows
              Three months ended September 30,
              1999 and 1998 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 11

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                    September 30,      June 30,
                                        1999             1999
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                   26,716           1,200
  Receivables, net of allowance for
    doubtful accounts                    14,118         160,402
  Inventory
    Costs & estimated earnings on
      long-term contracts                70,000              --
    Work-in-process                         286          42,987
    Computer parts                       70,957          43,477
  Prepaid expenses                        5,664           3,201
                                        -------         -------
        Total current assets            187,741         251,267

FURNITURE AND EQUIPMENT, net of
  84,064 and 81,978 of
  accumulated depreciation               20,485          22,571

PROTOTYPE EQUIPMENT, net of
  156,344 and 150,903 of
  accumulated depreciation               10,557          15,998

Deposits                                  3,774           3,774
                                        -------         -------
                                        222,557         293,610
                                        =======         =======


                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30,     June 30,
                                          1999           1999
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Note payable                          182,406         209,514
  Accounts Payable                      132,553         134,793
  Accrued Liabilities                   130,951         187,489
  Payables - officers/directors          34,354          34,354
  Current portion of capitalized
    lease obligation                      1,703           1,977
                                        -------         -------
    Total current liabilities           481,967         568,127

Capitalized lease obligation              4,800           4,411

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,386,237 shares issued and
    outstanding                       1,745,016       1,745,016
  Additional paid-in capital            324,842         324,842
  Accumulated deficit                (2,334,076)     (2,348,794)
                                      ---------       ---------
    Total stockholders' equity         (264,210)       (278,928)
                                      ---------       ---------
                                        222,557         293,610
                                      =========       =========

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                                          Three Months Ended
                                             September 30
                                       1999                1998
                                    _____________________________

Revenues
  Sales                               190,301            338,247

Costs and expenses
  Cost of sales                        94,002            160,920
  Marketing                            22,938             45,300
  Research and development              6,080             23,002
  General and administrative           52,563             91,923
                                      -------            -------
                                      175,583            321,145
                                      -------            -------
Net income (loss)                      14,718             17,102
                                      =======            =======
Net income (loss) per common share        .01                .02

Weighted average common shares      1,386,237          1,091,000

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                  Three Months Ended September 30
                                            1999          1998
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                          14,718       17,102
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization           7,527        7,527
      (Increase) decrease in receivables    146,284       (5,489)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                           (70,000)    (183,380)
      (Increase) decrease in inventories     15,221          769
      (Increase) decrease in prepaid
        expenses/deposits                    (2,463)         317
        Increase (decrease) in accounts
        payable                              (2,240)      (2,650)
      Increase (decrease) in accrued
        liabilities and customer deposits   (56,538)     (12,246)
      Increase (decrease) in payables--
        officers/directors                       --      (24,249)
      Increase (decrease) in deferred
        revenue                                  --           --
                                            -------      -------
           Net cash provided by (used in)
           operating activities              52,509     (202,299)


Cash flows from investing activities
  Acquisition of prototype equipment             --         (213)
  Decrease in other assets                       --           --
                                            -------      -------
           Net cash used in investing
           activities                            --         (213)
                                            -------      -------
Cash flows from financing activities
  Increase on line of credit                (27,108)     182,500
  Payments on capital lease                     115       (1,406)
  Investment in Common Stock                     --       10,000
                                            -------      -------
           Net cash used in financing
           activities:                      (26,993)     191,094
                                            -------      -------



Net increase (decrease) in cash and
  cash equivalents                          25,516       (11,418)

Cash and cash equivalents at beginning
  of period                                  1,200        23,952
                                           -------       -------

Cash and cash equivalents at end of
  period                                    26,716        12,534
                                           =======       =======

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                   5,848        35,996

See accompanying notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at September 30, 1999 and 1998 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1999 includes audited financial statements as of June 30, 1999 and 1998, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Systems West, Inc. recorded net income of $14,718 on net revenue of $190,301 for the quarter ended September 30, 1999 as compared to net income of $17,102 on net revenue of $338,247 for the comparable quarter of the previous year. Although revenues for the Company continue to be weak, the corporate wide restructuring initiated at fiscal year end June 30, 1999 has materially reduced operating expenses and facilitated a profitable quarter.
Ongoing, the Company expects to operate at modest revenue levels reflective of its existing back orders, support current business commitments and aggressively pursue additional capital in order to return Systems West to more active operating levels, particularly in sales and marketing.

The Company's back orders at September 30, 1999 approximate
$193,000 representing European and Pacific Rim projects deliverable in the next six months.

FINANCIAL CONDITION

At September 30, 1999, the Company had a net working capital deficit of $317,000 as compared to a working capital deficit of $149,000 at September 30, 1999. The current working capital requirements are supplemented by export loans guaranteed by the Small Business Administration and a $50,000 subordinated two year, 8% interest note convertible at $.50 per share from a private investor. However, the Company continues to be severely constrained by shortfalls in working capital needed to support normal levels of operating activities.

In addition to the borrowings mentioned above, the Company continues to solicit investors and/or strategic partners to enable it to capitalize on its core technology opportunities in the significant global market. To date, definitive investment or other opportunities have yet to materialize.

The Board and management have serious doubts concerning the Company's ability to sustain successful operations and return the operation to annual profitability without a material capital infusion.

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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                     11/11/99    Kenneth W. Ruggles
                      (Date)          (Signature)

                     11/11/99     Douglas S. Timms
                      (Date)          (Signature)