Form 10QSB
period 1999-12-31
SYSTEMS WEST INC
filed 2000-02-14
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended: December 31, 1999

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
February 4, 2000:    1,386,237

This Form 10-QSB is not covered by an accountant's report

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              December 31, 1999 (unaudited)
              and June 30, 1999                        Page 3
            Statements of Operations
              Three months and six months ended
              December 31, 1999 and 1998 (unaudited)   Page 5
            Statements of Cash Flows
              Six months ended December 31,
              1999 and 1998 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 10
SIGNATURES                                             Page 11

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS

                                     December 31,       June 30,
                                        1999             1999
                                     (unaudited)
                           ______________________________________
CURRENT ASSETS
  Cash                                    7,378           1,200
  Receivables, net of allowance for
    doubtful accounts                    61,161         160,402
  Inventory
    Costs & estimated earnings on
      long-term contracts                    --              --
    Work-in-process                       8,802          42,987
    Computer parts                       70,957          43,477
  Prepaid expenses                        5,664           3,201
                                        _______         _______
        Total current assets            153,962         251,267

FURNITURE AND EQUIPMENT, net of
  $86,150 and $81,978 of
  accumulated depreciation               19,874          22,571

PROTOTYPE EQUIPMENT, net of
  $161,785 and $150,903 of
  accumulated depreciation                5,116          15,998

Deposits                                  3,774           3,774
                                        _______         _______
                                        182,726         293,610



                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                       December 31,    June 30,
                                          1999          1999
                                       (unaudited)
                                ________________________________

CURRENT LIABILITIES
  Deposits                                   80              --
  Note payable                          108,871         209,514
  Accounts Payable                      137,308         134,793
  Accrued Liabilities                   121,023         187,489
  Payables - officers/directors          54,610          34,354
  Current portion of capitalized
    lease obligation                      1,027           1,977
  Deferred Revenue/LT Contracts              --              --
                                        _______         _______
    Total current liabilities           422,919         568,127

Capitalized lease obligation              5,328           4,411

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,386,237 shares issued and
    outstanding                       1,745,016       1,745,016
  Additional paid-in capital            324,842         324,842
  Accumulated deficit                (2,315,387)     (2,348,794)
                                      _________       _________
    Total stockholders' equity         (245,521)      (278,928)
                                      _________       _________
                                        182,726         293,610

See accompanying notes to financial statements.

                         STATEMENTS OF OPERATIONS
                                (unaudited)



                         Three Months Ended    Six Months Ended
                             December 31          December 31
                          1999       1998      1999       1998
                      ___________________________________________

Revenues
  Sales                 180,283    303,590    370,584    641,837

Costs and expenses
  Cost of sales          78,838    190,197    172,840    351,117
  Marketing              28,086     52,465     51,024     97,765
  Research and
    development              --     12,234      6,080     35,236
  General and
    administrative       54,703     53,609    107,234    145,532
                        _______    _______    _______    _______
                        161,627    308,505    337,178    629,650

Net income (loss)        18,656     (4,915)    33,406     12,187

Net income (loss)
  per common share          .02       ( --)       .03        .01

Weighted average
  common shares       1,386,237  1,321,237  1,386,237  1,321,237

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                     Six Months Ended December 31
                                            1999          1998
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                          33,406      12,187
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          15,054      15,054
      (Increase) decrease in receivables     99,241    (527,043)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                                --     221,580
      (Increase) decrease in inventories      6,705     (43,565)
      (Increase) decrease in prepaid
        expenses/deposits                    (2,463)         --
      Increase (decrease) in accounts
        payable                              57,125      (1,616)
      Increase (decrease) in accrued
        liabilities and customer deposits   (66,466)    175,383
      Increase (decrease) in payables--
        officers/directors                  (34,354)    (24,249)
      Increase (decrease) in deferred
        revenue                                  --     (29,642)
                                            ________    ________
           Net cash provided by (used in)
           operating activities             108,248    (201,911)

Cash flows from investing activities
  Acquisition of furniture & equipment           --        (213)
  Acquisition of prototype equipment             --      (1,167)
                                            ________    ________
           Net cash used in investing
           activities                            --      (1,380)
                                            ________    ________

Cash flows from financing activities
  Proceeds from line of credit              169,999     182,500
  Payments on line of credit               (329,352)         --
  Payments on capital lease                    (644)     (2,839)
  Proceeds from stock sale                       --      10,000
                                            ________   _________
           Net cash used in financing
           activities:                     (159,997)    189,661





Net increase (decrease) in cash and
  cash equivalents                            6,178     (13,630)

Cash and cash equivalents at beginning
  of period                                   1,200      23,952
                                            _______     _______

Cash and cash equivalents at end of
  period                                      7,378      10,322

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                    7,023      54,791

See accompanying notes to financial statements.

                 NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at December 31, 1999 and 1998 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 1999 includes audited financial statements as of June 30, 1999 and 1998, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Systems West, Inc. posted a net income of $18,656 on net sales of $180,283 for the second quarter of fiscal year 2000, and a cumulative net profit of $33,406 on net sales of $370,584 for the six months ended December 31, 1999. Although revenues for the Company continue to be weak, the corporate-wide restructuring initiated at fiscal year end June 30, 1999 has materially reduced operating expenses and facilitated a profitable quarter.
Ongoing, the Company expects to operate at modest revenue levels reflective of its existing back orders, support current business commitments and aggressively pursue additional capital in order to return Systems West to more active operating levels, particularly in sales and marketing.

The Company's back orders at December 31, 1999 approximate
$75,000 representing South American and Pacific Rim projects deliverable in the third quarter.

FINANCIAL CONDITION

At December 31, 1999, the Company had a working capital deficit of $(268,957) compared to a working capital deficit of ($314,011) at December 31, 1998.

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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                      2/11/00     Kenneth W. Ruggles
                      (Date)          (Signature)

                      2/11/00     Douglas S. Timms
                      (Date)          (Signature)