Form 10QSB
period 2000-03-31
SYSTEMS WEST INC
filed 2000-05-15
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  March 31, 2000

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
May 1, 2000:    1,386,237

INDEX
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
            Balance Sheets
              March 31, 2000
              and June 30, 1999 (unaudited)            Page 3
            Statements of Operations
              Three months and nine months ended
              March 31, 2000 and 1999 (unaudited)      Page 5
            Statements of Cash Flows
              Nine months ended March 31,
              2000 and 1999 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8
Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9
PART II.  OTHER INFORMATION                            Page 9
SIGNATURES                                             Page 11

EXHIBITS:  Exhibit 27 - Financial Data Schedule

                           BALANCE SHEETS

                               ASSETS
                             (unaudited)

                                      March 31,        June 30,
                                        2000             1999
                          ______________________________________
CURRENT ASSETS
  Cash                                    6,924           1,200
  Receivables, net of allowance for
    doubtful accounts                       150         160,402
  Inventory
    Work-in-process                         286          42,987
    Computer parts                       70,957          43,477
  Prepaid expenses                        3,935           3,201
                                        _______         _______
        Total current assets             82,252         251,267

FURNITURE AND EQUIPMENT, net of
  $88,236 and $81,978 of
  accumulated depreciation               34,853          22,571

PROTOTYPE EQUIPMENT, net of
  $166,901 and $150,903 of
  accumulated depreciation                   --          15,998

Deposits                                  3,774           3,774
                                        _______         _______
                                        120,879         293,610




                         BALANCE SHEETS (CONTINUED)
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                               (unaudited)

                                        March 31,       June 30,
                                          2000           1999
                                ________________________________

CURRENT LIABILITIES
  Notes payable                          58,040         209,514
  Accounts Payable                      129,746         134,793
  Accrued Liabilities                   145,349         187,489
  Payables - officers/directors          53,947          34,354
  Current portion of capitalized
    lease obligations                     6,823           1,977
                                        _______         _______
    Total current liabilities           393,905         568,127

Capitalized lease obligations            16,179           4,411

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,386,237 shares (1,321,237
    shares in 1999) issued and
    outstanding                       1,745,016       1,745,016
  Additional paid-in capital            324,842         324,842
  Accumulated deficit                (2,359,071)     (2,348,794)
                                      _________       _________
    Total stockholders' equity         (289,205)       (278,928)
                                      _________       _________
                                        120,879         293,610

See accompanying notes to financial statements.

                     STATEMENTS OF OPERATIONS
                            (unaudited)



                         Three Months Ended   Nine Months Ended
                               March 31            March 31
                          2000       1999      2000       1999
                      ___________________________________________

Revenues
  Sales                  67,273     65,478    437,857    707,315

Costs and expenses
  Cost of sales          61,807     69,306    234,647    420,423
  Marketing              15,432     17,232     66,456    114,997
  Research and
    development             158      6,013      6,238     41,250
  General and
    administrative       33,559     94,015    140,793    239,547
                        _______    _______    _______    _______
                        110,956    186,566    448,134    816,217

Net income (loss)       (43,683)  (121,088)   (10,277)  (108,902)

Net income (loss)
  per common share         (.03)      (.09)      (.01)      (.08)

Weighted average
  common shares       1,386,237  1,321,237  1,386,237  1,321,237

See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS (unaudited)

                                       Nine Months Ended March 31
                                            2000          1999
                                     ____________________________
Cash flows from operating activities:
  Net income <loss>                         (10,277)   (108,902)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          22,256      22,581
      (Increase) decrease in receivables    160,252    (106,593)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                                --     359,580
      (Increase) decrease in inventories     15,221     (17,688)
      (Increase) decrease in prepaid
        expenses/deposits                      (734)         --
      Increase (decrease) in accounts
        payable                              (5,047)      4,439
      Increase (decrease) in accrued
        liabilities and customer deposits   (42,140)    114,435
      Increase (decrease) in payables--
        officers/directors                   19,593     (24,249)
      Increase (decrease) in deferred
        revenue                                  --     (29,642)
                                            ________    ________
           Net cash provided by (used in)
           operating activities             159,124     213,961
                                            ________    ________
Cash flows from investing activities
  Acquisition of furniture & equipment           --      (2,960)
  Acquisition of prototype equipment             --       1,581
                                            ________    ________
           Net cash used in investing
           activities                            --      (1,379)
                                            ________    ________

Cash flows from financing activities
  Payments on notes payable                (151,474)   (243,247)
  Payments on capital lease                  (1,926)     (3,089)
  Common Stock Buyback/Issued                    --      10,000
                                           _________   _________
           Net cash used in financing
           activities:                     (153,400)   (236,336)
                                           _________   _________





Net increase (decrease) in cash and
  cash equivalents                            5,724     (23,754)

Cash and cash equivalents at beginning
  of period                                   1,200      23,952
                                            _______     _______

Cash and cash equivalents at end of
  period                                      6,924         198
                                            _______     _______
Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                   12,497      66,397
                                            _______     _______

See accompanying notes to financial statements.

                  NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at March 31, 2000 and the results of its operations and its cash flows for all periods presented. Management has elected to omit certain footnote disclosures. The Company's Form 10-KSB for fiscal year ended June 30, 1999 includes audited financial statements as of June 30, 1999 and 1998, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

The financial statements have been prepared on a going-concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Since 1995, the Company has incurred substantial losses, resulting in negative working capital of $311,653 and a stockholders' deficit of $289,205 at March 31, 2000. The Company's continued existence is dependent on its ability to achieve profitable operations, obtain additional debt or equity funding, locate a partner, or consummate a business combination providing additional equity funding. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going-concern in its present form.

2.  STOCKHOLDERS' EQUITY

Subsequent to June 1999, the Company physically issued 65,000 shares to a director of the Company pursuant to an option that was exercised prior to June 30, 1999.

In November 1999 the Board of Directors approved issuance of an aggregate of 30,500 options to an officer and two employees of the Company, exercisable at $0.165 per share over a five year period.

The Company's Series A preferred stock has a $40.00 per share liquidation preference and is convertible to common stock on an eighteen for one basis at the option of the holders. The preferred stock may be redeemed at any time at $40.00 per share, at the election of the Board of Directors of the Company.

The Company has authorized but unissued shares of preferred stock which may be issued in such series and preferences as determined by the Board of Directors.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Systems West, Inc. posted a net (loss) of $(43,683) on net revenue of $67,273 for the quarter ended March 31, 2000 as compared to a net (loss) of $(121,088) on net revenue of $65,478 for the comparable quarter of the previous year. For the nine months ended March 31, 2000, the Company reported a cumulative net (loss) of $(10,277) on net revenue of $437,857 as compared to a net (loss) of $(108,902) on net revenue of $707,315 for the nine months ended March 31, 1999.

A very active proposal quarter did not materialize into contracts. Delays, not losses of projects quoted, have produced extremely weak revenues. The restructured organization has been, in some instances, working on a part-time basis, in order to keep costs under control during this lean period. Sustaining engineering has been maintained, although very little work has been carried out on new projects.

The Company is currently engaged in merger discussions with Wels
Research Corporation, Inc. dba Alden Electronics.

The preceding may contain forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, and are subject to the safe harbor created by these sections. Such forward looking statements, particularly as related to the business plans of the Company, expectations of strategic relationships, business opportunities, acquisitions of capital equipment, availability of investment capital and future financing, and the Company's ability to gain market share, are based on current expectations that involve a number of risks and uncertainties. Actual results may differ materially from the Company's expectations and estimates.


FINANCIAL CONDITION

At March 31, 2000 the Company had a net working capital deficit of $(311,653) as compared to a working capital deficit of $(316,860) at June 30, 1999.


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

                                  SYSTEMS WEST, INC.
                                     (Registrant)


                      5/10/00     Kenneth W. Ruggles
                      (Date)          (Signature)

                      5/10/00     Douglas S. Timms
                      (Date)          (Signature)