Form 10QSB/A
period 1999-12-31
SYSTEMS WEST INC
filed 2000-09-13
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

               For the quarterly period ended: December 31, 1999

Commission file number:  33-15682-LA


                               Systems West, Inc.
        ---------------------------------------------------------------
        Exact name of small business issuer as specified in its charter


             Colorado                                           94-3026545
---------------------------------                            -------------------
   State or other jurisdiction                                 IRS Employer
of incorporation or organization:                            Identification No.

Address of principal executive offices:
3239 Imjin Road, Marina, CA 93933

Issuer's telephone number:  (831) 582-1050

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]

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

                                 BALANCE SHEETS

                                     ASSETS

                                                         December 31,   June 30,
                                                            1999          1999
                                                         (unaudited)
                                                         -----------------------

CURRENT ASSETS
  Cash                                                      7,378          1,200
  Receivables, net of allowance for
    doubtful accounts                                      61,161        160,402
  Inventory
    Costs & estimated earnings on
      long-term contracts                                    --             --
    Work-in-process                                         8,802         42,987
    Computer parts                                         70,957         43,477
  Prepaid expenses                                          5,664          3,201
                                                          -------        -------
        Total current assets                              153,962        251,267

FURNITURE AND EQUIPMENT, net of
  $86,150 and $81,978 of
  accumulated depreciation                                 19,874         22,571

PROTOTYPE EQUIPMENT, net of
  $161,785 and $150,903 of
  accumulated depreciation                                  5,116         15,998

Deposits                                                    3,774          3,774
                                                          -------        -------
                                                          182,726        293,610

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,       June 30,
                                                       1999              1999
                                                    (unaudited)
                                                   -----------------------------

CURRENT LIABILITIES
  Deposits                                                 80              --
  Note payable                                        108,871           209,514
  Accounts Payable                                    137,308           134,793
  Accrued Liabilities                                 121,023           187,489
  Payables - officers/directors                        54,610            34,354
  Current portion of capitalized
    lease obligation                                    1,027             1,977
  Deferred Revenue/LT Contracts                          --                --
                                                   ----------        ----------
    Total current liabilities                         422,919           568,127

Capitalized lease obligation                            5,328             4,411

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                                  8                 8
  Common stock, no par value;
    5,000,000 shares authorized,
    1,386,237 shares issued and
    outstanding                                     1,745,016         1,745,016
  Additional paid-in capital                          324,842           324,842
  Accumulated deficit                              (2,315,387)       (2,348,794)
                                                   ----------        ----------
    Total stockholders' equity                       (245,521)         (278,928)
                                                   ----------        ----------
                                                      182,726           293,610



See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                  Three Months Ended          Six Months Ended
                                      December 31                December 31
                                   1999        1998          1999         1998
                                 -----------------------------------------------

Revenues
  Sales                          180,283      303,590       370,584      641,837

Costs and expenses
  Cost of sales                   78,838      190,197       172,840      351,117
  Marketing                       28,086       52,465        51,024       97,765
  Research and
    development                     --         12,234         6,080       35,236
  General and
    administrative                54,703       53,609       107,234      145,532
                              ----------   ----------    ----------   ----------
                                 161,627      308,505       337,178      629,650

Net income (loss)                 18,656       (4,915)       33,406       12,187

Net income (loss)
  per common share                   .02        (--)            .03          .01

Weighted average
  common shares                1,386,237    1,321,237     1,386,237    1,321,237


See accompanying notes to financial statements.

                      STATEMENTS OF CASH FLOWS (unaudited)

                                                    Six Months Ended December 31
                                                           1999          1998
                                                    ----------------------------

Cash flows from operating activities:
  Net income (loss)                                       33,406         12,187
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                       15,054         15,054
      (Increase) decrease in receivables                  99,241       (527,043)
      (Increase) decrease in costs and
        estimated earnings on long-term
        contracts                                           --          221,580
      (Increase) decrease in inventories                   6,705        (43,565)
      (Increase) decrease in prepaid
        expenses/deposits                                 (2,463)          --
      Increase (decrease) in accounts
        payable                                            2,515         (1,616)
      Increase (decrease) in accrued
        liabilities and customer deposits                (66,386)       175,383
      Increase (decrease) in payables--
        officers/directors                                20,256        (24,249)
      Increase (decrease) in deferred
        revenue                                             --          (29,642)
                                                        --------       --------
           Net cash provided by (used in)
           operating activities                          108,328       (201,911)

Cash flows from investing activities
  Acquisition of furniture & equipment                    (1,474)          (213)
  Acquisition of prototype equipment                        --           (1,167)
                                                        --------       --------
           Net cash used in investing
           activities                                     (1,474)        (1,380)
                                                        --------       --------

Cash flows from financing activities
  Proceeds from line of credit                           219,999        182,500
  Payments on line of credit                            (320,642)          --
  Payments on capital lease                                  (33)        (2,839)
  Proceeds from stock sale                                  --           10,000
                                                        --------       --------
           Net cash used in financing
           activities:                                  (100,676)       189,661

Net increase (decrease) in cash and
  cash equivalents                                          6,178       (13,630)

Cash and cash equivalents at beginning
  of period                                                 1,200        23,952
                                                          -------       -------

Cash and cash equivalents at end of
  period                                                    7,378        10,322

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                                  7,023        54,791


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

                                                SYSTEMS WEST, INC.
                                                (Registrant)


9/11/00                                         /s/  Kenneth W. Ruggles
-------                                         --------------------------------
(Date)                                                   (Signature)

9/11/00                                         /s/  Douglas S. Timms
-------                                         --------------------------------
(Date)                                                   (Signature)