Form 10KSB
period 2000-06-30
SYSTEMS WEST INC
filed 2000-10-13
CIK 819346

Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended: June 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X

Issuer's revenues for its most recent fiscal year: $437,694

Aggregate market value of voting stock held by non-affiliates as of October 5, 2000 (computed by using the average of the bid and ask prices for the Company's Common Stock as quoted in the OTC Bulletin Board (OTCBB) (based on 9,874,870, post-split, shares of non-affiliated stock outstanding): $2,172,471

Shares of common stock, no par value, outstanding as of October 5, 2000:
13,862,370

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

In 1998, Systems West sustained a loss of $293,264 on a revenue base of $850,002. In 1999 Systems West sustained a loss of $182,560 on a revenue base of $747,003. In 2000 Systems West sustained a loss of $94,329 on a revenue base of $437,694.

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

Data Manager Card. The Data Manager Card is an intelligent processor card designed to manage all of the major analog satellite data streams into and out of the computer while the computer is largely available for other tasks. The Data Manager Card has been redesigned to optimize its function with the Windows NT operating system. As satellites convert to digital technology, however, this product will begin phasing out in 2001 and become obsolete by 2005.

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

Serial Data Transfer Card. The serial data transfer card allows the capture or broadcast of high-speed serial data by a personal computer. The card is designed to work with high-speed digital telemetry applications such as T1 telephone service and satellite digital broadcasts. The card performs as a digital data simulator for product development, and as the primary element of a raw data telemetry recorder using Systems West, Inc. software.

Product development

The Company continued to invest, although at reduced levels, to solidify the baseline NT weather satellite products and WeatherWeb Server products introduced during the past fiscal year. The reliance on Microsoft's development environment and SQL server products based on the Company's existing technology provides key leverage in accelerating new product development.

Production

Third-party subcontractors manufacture components used in the Company's products. They are assembled and tested by the Company prior to shipment.

Marketplace

The market for Company products includes national and local governments, defense forces, specialized commercial users such as shipping companies, fishing industries, oil and mineral exploration companies, small radio/television stations and public utility companies.

International Weather Services. In the international weather services market, the World Meteorological Organization (WMO) in Geneva has a membership of 114 nations with requirements for the products currently produced by the Company. The Company has been successful selling to this market.

North American Market. In the North American market, users include the National Weather Service, small television stations, public utilities and exploration companies. Military users include the United States Army and Canadian Navy, and weather services providers.

Military Market. Systems West, Inc. systems have a strong reputation for consistent and reliable operation in the military market. The Company is also delivering product to overseas military and naval organizations including the British Meteorological Office for the Royal Air Force, and the Swedish Defence Forces. The proven rugged designs of Systems West, Inc. systems are believed to provide a continued strong growth in military systems.

Competition. The Company is marketing its Series 2000 and 4000 Systems in a price range of from $6,000 to $25,000. Depending upon the hardware and software capabilities that the customer orders, the Company is marketing the digital systems in a price range of $30,000 and up.

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

Since the Company started marketing its initial products, a number of other small companies have appeared with products that copy the features of the Company's products, however few have survived. Management views this competition as a beneficial development and at the same time one for concern. The appearance of competition helps validate the existence of the market and assist in the development of the market. The competition also provides additional opportunities for customer education to create and develop the market. However, the marketplace is believed to be overpopulated with vendors compared to the perceived customer base.

During the next 10 years, there will be a transition of the present analog low-resolution satellite broadcasts to digital low rate broadcasts. The transition will have a direct and potentially large impact on the existing and planned weather satellite ground receiving equipment. The Company views this both as a modernization challenge, and a marketing opportunity. The nearly 10,000 existing analog low-resolution systems will be discontinued, modernized to the new digital low rate systems or upgraded to high-resolution digital systems. The Company anticipates offering systems to address the needs created by the transition.

Manufacturing and Sources of Raw Materials

The Company has contracted with unaffiliated third parties to manufacture component systems. The Company integrates the manufactured components with Company-produced software products and maintains a quality control program whereby Company personnel test and inspect the products prior to delivery. While the Company has multiple sources for most of its purchased materials and components, there is reliance on small numbers of outside production sources and, therefore, risk of delay in the delivery of key components.

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

Significant Customers

The Japan Weather Association and the Swedish Defence Forces are significant customers, representing 69% of total sales.

Export Sales

Export sales have been the focus of the Company's business, and have been disappointing. Asian export sales, which were key to achieving business goals, have been seriously impacted by the continuing weakness of these economies. Several significant business opportunities in Japan, and in South America in cooperation with major Japanese companies, have been indefinitely delayed. The Company has actively pursued other export opportunities in Canada, Sweden, and South America, but they have yet to be consummated at this time.

For the year ended June 30, 2000 revenue from foreign sales totaled $428,465 for 98% of the total revenue. Customers included sales to Europe, Asia, and North (non-US) and South America.

Employees

The Company currently has 6 part-time employees. Its Chairman of the Board works full-time on behalf of the Company but is not an employee.

ITEM 2. PROPERTIES

The Company owns a limited inventory of parts and components, test equipment to test and check out final systems, and furniture, fixtures and development computer systems to support its office and development staff.

From July 1999 to March 2000, the Company had been leasing 3,145 square feet of space from an unaffiliated party. Beginning March 1, 2000 the Company reduced its space at the same location to 2,098 square feet of space.

ITEM 3. LEGAL PROCEEDINGS. None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders in the fiscal year
2000.

A Special Meeting of Shareholders was held on September 15, 2000. Two proposals were voted on, and approved, by the shareholders at this meeting. A proposal (Proposal #1) to increase the authorized Common Stock to 200,000,000 shares, no par value, and thereafter provide for a ten-for-one forward stock split of the Company's Common Stock. A proposal (Proposal #2) to amend the 1988 Stock Option Plan to allow issuance of options to founders who are in the employ of the Company, to increase the total number of shares under the Plan from 65,000 to 40,000,000 and eliminate restrictions on the number of options issuable to the directors individually and collectively.

There were 803,013 shares represented at the meeting, comprising 57.93% of the outstanding voting shares of the Company. Votes were cast as follows: Proposal #1: 795,560 votes For; 7,403 votes Against, and 50 votes Abstain. Proposal #2:
794,954 votes For; 7958 votes Against, and 101 votes Abstain.

The ten-for-one forward stock split of the Company's Common Stock took effect on September 26, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

The principal market on which the Registrant's Common Stock is traded is the over-the-counter market. The Registrant's Common Stock is quoted in the OTC Bulletin Board (OTCBB). As of September 26, 2000, after the ten-for-one forward stock split, the Registrant's stock symbol is SYWI.

The range of high and low bid quotations for the Company's Common Stock on a quarterly basis is shown below. Prices do not reflect the stock split referred to above and are inter-dealer quotations as reported by the Over The Counter Bulletin Board (OTCBB) and do not necessarily reflect retail markups, mark downs or commissions, nor actual sales.

         Quarter ended             High Bid      Low Bid

         September 30, 1998        $.1875        $.1875
         December 31, 1998         $.19          $.19
         March 31, 1999            $.13          $.13
         June 30, 1999             $.06          $.06

         September 30, 1999        $.08          $.08
         December 31, 1999         $.08          $.08
         March 31, 2000            $.28          $.28
         June 30, 2000             $.26          $.26

On October 5, 2000, the post-split bid price for a share of the Company's Common Stock was $.21.

(B) HOLDERS.

The number of record holders of the Company's Common Stock, no par value, as of October 5, 2000 was 751. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street" name.

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

Results of Operations

Fiscal Year 1999 compared to 1998

In fiscal year 1999 the Company posted a net loss of $182,560 on net revenues of $747,003, compared to a net loss of $293,264 on net revenues of $850,002 for the comparable 1998 fiscal year.

Fiscal Year 2000 compared to 1999

The Company recorded another disappointing revenue performance and an annual loss in fiscal year 2000. The Company posted a net loss of $94,329 on net revenue of $437,694 for the fiscal year ending June 30, 2000.

The Company has suffered again from the lack of working capital with which to extend its marketing activities. Awards of three major international consortium bids valued at over $1,500,000 were delayed indefinitely.

The Company's major markets of Asia and South America continued to show financial weaknesses and currency devaluation, with an adverse effect on business for the year.

Management has significantly reduced the operating expenses of the business, both in personnel and facilities, to cope with the downturn in business.

Proposal activity remains at a high level and provides cautious optimism for the new year.

Management is taking steps to address the working capital problem as well as looking for strategic acquisition and partnership opportunities to enable the Company to achieve a critical mass vital for the success of the business.

Liquidity and Capital Resources

At June 30, 2000, the Company had a net working capital deficit of approximately $393,000 as compared to a working capital deficit of $317,000 at June 30, 1999. The Company continues to be severely constrained by shortfalls in working capital needed to support normal levels of operating activities.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(A) (B) IDENTIFICATION OF DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT
EMPLOYEES.

Directors hold office until the next annual meeting of shareholders and until a successor is elected and qualified or their prior resignation. Executive officers are appointed annually by the Board of Directors and hold office until their successors are duly elected and qualified.

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

Mr. Timms has been appointed as CEO to replace Dr. Ruggles.

The directors and executive officers of the Company are as follows:

Name                          Age       Position

Mr. Douglas S. Timms          68        Chairman of the Board
                                        and Director

Dr. Kenneth W. Ruggles        68        President and Director

Dr. William E. Hubert         77        Director

Dr. Lloyd L. Anderson, Jr.    48        Vice President and
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

(E) COMPLIANCE WITH SECTION 16A. Not applicable.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding the compensation paid or accrued by the Company to or for the account of the Chief Executive Officer and each of the four other most highly compensated Executive Officers of the Company for services rendered in all capacities during each of the Company's fiscal years ended June 30, 1998, 1999, 2000:

                                            Annual Compensation                               Long Term Compensation
                                    ------------------------------------               ------------------------------------
        (a)                 (b)       (c)      (d)           (e)            (f)          (g)           (h)          (i)
                                                         Other Annual    Restricted    Options/       LTIP       All Other
  Name and Position        Year     Salary   Bonuses ($) Compensation   Stock Awards     SARS      Payouts ($) Compensation
  -----------------        ----     ------   ----------  ------------   ------------   --------    ----------- ------------
Mr. Douglas Timms,         2000      --         --         $12,000          --           --           --            --
Chairman of the Board      1999      --         --         $11,600          --           --           --            --
                           1998      --         --         $12,000          --           --           --            --

Dr. Kenneth W. Ruggles,    2000                 --         $ 5,851          --           --           --            --
Chief Executive Officer    1999    $ 6,250      --         $ 4,025          --           --           --            --
                           1998    $75,000 (2)  --          --              --           --           --            --

Dr. Lloyd L. Anderson      2000    $65,896
Vice President             1999    $67,083
                           1998    $52,500
        (1)

----------

(1) No executive officer of the company received compensation in excess of $100,000 during any of the three most recent fiscal years. No compensation was paid to Dr. Hubert during the past three fiscal years.

(2) From July 1997 to January 1998 Dr. Ruggles deferred salary compensation of
$43,750. This accrued compensation was forgiven and written off to contributed paid in capital effective as of fiscal year ending June 30, 1999.


DEFERRED COMPENSATION OF OFFICERS AND DIRECTORS; FORGIVENESS OF ACCRUED COMPENSATION AS CONTRIBUTIONS TO CAPITAL

During June 1997 Dr. Ruggles and Dr. Reins deferred salary compensation of $3,125 and $317 respectively. From July 1997 to January 1998, Dr. Ruggles deferred salary compensation of $43,750. As of June 30, 1999, Drs. Ruggles, Reins and Hubert had accrued salaries and other compensation owing to them of $99,375, $42,500 and $22,532, respectively. These accrued compensations, totaling $164,407, were forgiven and written off to contributed paid in capital effective as of fiscal year ending June 30, 1999.

As of June 30, 2000 Dr. Anderson, Dr. Ruggles and Mr. Timms had accrued fees and other compensation owing to them of $29,896, $9,859 and $9,000 respectively.

OPTIONS AND WARRANTS

The following table sets forth certain information regarding options and warrants to purchase shares of Common Stock issued to Executive Officers of the Company listed in the Executive Compensation Table during the fiscal year ending June 30, 2000.

                          Option/Warrant Grants in 2000

                                      % of Total
                                   Options/Warrants
                        Options/      Granted to
                        Warrants      Employees        Exercise     Expiration
  Name                  Granted        in 2000          Price          Date

Lloyd L. Anderson       110,000          36%            $.0165      11-13-2004

In fiscal year ending June 30, 1999, Dr. Anderson was granted 250,000 options at an exercise price of $.022 per share. In fiscal year ending June 30, 1997, Dr. Anderson was granted a total of 40,000 options at an exercise price of $.0435 per share.

In fiscal year 1994, Drs. Ruggles and Reins were each granted 1,000,000 options at an exercise price of $.01 per share and Dr. Hubert was granted 200,000 options at an exercise price of $.01 per share. Dr. Hubert exercised his options on February 24, 1994 and Dr. Ruggles exercised his options on March 30, 1998. Dr. Reins exercised his options on July 28, 1998.

In fiscal year 1995, Mr. Timms was granted 1,200,000 options at an exercise price of $.018 per share. Mr. Timms exercised 550,000 options on May 10, 1998. Mr. Timms exercised the remaining 650,000 options on June 28, 1999.

On September 22, 2000, Mr. Timms was granted 2,500,000 options at an exercise price of $.055 per share and Dr. Ruggles was granted 1,000,000 options at an exercise price of $.055 per share.

AGGREGATED OPTIONS/SAR EXERCISE AND FISCAL YEAR-END OPTION/SAR VALUE TABLE.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                             Number of
                                             Securities        Value of
                                             Underlying        Unexercised
                                             Unexercised       In-the-Money
                                             Options/SARs      Options/SARs
                                             at FY-End         at FY-End
                Shares
                Acquired        Value        Exercisable/      Exercisable/
Name            on Exercise     Realized     Unexercisable     Unexercisable
----------------------------------------------------------------------------

L. Anderson        0             0           400,000/0         $2,045/0


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

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

Employment Contracts. Currently, there are no written employment agreements between the Company and any officer or director, except for a letter agreement with Mr. Timms at the time of his appointment to Chairman of the Board, and a letter agreement with Dr. Anderson at the time of his employment to establish a salary schedule on achieving an agreed-upon sales base. Compensation of officers and directors is determined by the Company's Board of Directors and is not subject to stockholder approval. Effective December 1, 1999 Dr. Anderson is compensated at a rate of $39.43 per hour. Effective March 1, 1999 Dr. Ruggles is not paid a salary and is compensated at a rate of $40.87 per hour for consulting work for the Company. During fiscal year 2000 Mr. Timms' director's fee was $1,000 per month.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table contains information, giving effect to a ten-for-one forward stock split effective September 26, 2000, regarding those persons known by the Company to be the beneficial owners of more than five percent of the Company's no par value Common Stock, as of October 5, 2000. As of October 5, 2000, there were 13,862,370 shares of Common Stock outstanding. The listed shareholders hold the shares directly and exercise sole investment and voting powers with regard to their respective shares:

                                                    Amount and
                                                    nature of
                        Name and address            beneficial       Percent of
Title of Class          of beneficial owner         ownership        class (1)
-------------------------------------------------------------------------------
Common Stock,           Kenneth W. Ruggles          2,350,000 (2)      15.8
No par value            78171 Bovee Circle
                        Palm Desert CA 92211

Common Stock,           E. R. Reins                 1,956,250          14.1
No par value            25585 Hidden Mesa Rd.
                        Monterey CA 93940

Common Stock,           William E. Hubert           1,437,500 (3)      10.4
No par value            1829 Otter Pond Circle
                        Montrose, Co  81401

Common Stock,           Douglas S. Timms            3,700,000 (4)      22.6
No par value            2460 Peachtree Rd., NE
                        Atlanta GA 30305

----------

(1) In calculating the percentage of class, shares of preferred stock outstanding, which are convertible to shares of Common Stock at the rate of 180 shares of Common Stock for each share of preferred stock, have been excluded from the total number of outstanding shares except to the extent that Dr. Ruggles' wife owns shares of preferred stock. At October 5, 2000, there were a total of 813 shares of Series A Preferred Stock outstanding which are convertible into a total of 146,250 shares of Common Stock at the option of the holders.

(2) Does not include 33,750 shares of Common Stock issuable upon conversion of
187.5 shares of Series A Preferred Stock owned by Dr. Ruggles' wife. Includes 1,000,000 shares of common stock issuable pursuant to exercise of common stock options.

(3) Does not include 33,750 shares of Common Stock issuable upon conversion of
187.5 shares of Series A Preferred Stock owned by Dr. Hubert's wife as to which Dr. Hubert disclaims beneficial ownership.

(4) Includes 2,500,000 shares of common stock issuable pursuant to exercise of common stock options.

(B) SECURITY OWNERSHIP OF MANAGEMENT.

The following table contains information, giving effect to a ten-for-one forward stock split effective September 26, 2000, as of October 5, 2000, regarding the shares of the Company's Common Stock beneficially owned by its directors and by all officers and directors as a group. Each shareholder or group owns the shares directly and exercises sole investment and voting powers over the shares set forth opposite their name.

                                                    Amount and
                                                    nature of
                        Name and address of         beneficial       Percent of
Title of Class          beneficial owner            ownership         class (1)

Common Stock,           Kenneth W. Ruggles          2,350,000 (2)       15.8
No par value            78171 Bovee Circle
                        Palm Desert CA 92211

Common Stock,           William E. Hubert           1,437,500 (3)       10.4
No par value            1829 Otter Pond Circle
                        Montrose, CO 81401

Common Stock,           Douglas S. Timms            3,700,000 (4)       22.6
No par value            2460 Peachtree Rd. NE
                        Atlanta, GA 30305

Common Stock,           Lloyd L. Anderson, Jr.        400,000 (5)        2.8
No par value            Rt 2, Box 87A
                        Killeen TX 76542

Common Stock,           All officers and            7,887,500 (6)       44.4
No par value            directors as a
                        group (four persons)
----------

(1) In calculating the percentage of class, shares of preferred stock outstanding, which are convertible to shares of Common Stock at the rate of 180 shares of Common Stock for each share of preferred stock, have been excluded from the total number of outstanding shares except to the extent that Dr. Ruggles' wife owns shares of preferred stock. At October 5, 2000, there were a total of 813 shares of Series A Preferred Stock outstanding which are convertible into a total of 146,250 shares of Common Stock at the option of the holders.

(2) Does not include 33,750 shares of Common Stock issuable upon conversion of
187.5 shares of Series A Preferred Stock owned by Dr. Ruggles' wife. Includes 1,000,000 shares of common stock issuable pursuant to exercise of common stock options.

(3) Does not include 33,750 shares of Common Stock issuable upon conversion of
187.5 shares of Series A Preferred Stock owned by Dr. Hubert's wife as to which Dr. Hubert disclaims beneficial ownership.

(4) Includes 2,500,000 shares of common stock issuable pursuant to exercise of common stock options.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(A)-(C) TRANSACTIONS WITH MANAGEMENT AND OTHERS.

All material transactions between the Company and its management or any affiliates of management during the two fiscal years ended June 30, 2000, are described under "Item 10 - Executive Compensation."

(D) TRANSACTIONS WITH PROMOTERS. Not applicable.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Form 10-KSB immediately following the signature page:
                                                                    Page number

1. Report of Independent Certified Public
   Accountants                                                          F-1

   Balance Sheets - June 30, 1999
   and 2000                                                             F-2

   Statement of Operations - for the years ended
   June 30, 1999 and 2000                                               F-4

   Statement of Changes in Stockholders'
   Equity - For the years ended
   June 30, 1999 and June 30, 2000                                      F-5

   Statement of Cash Flows - for the years
   ended June 30, 1999 and 2000                                         F-6

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

                                             SYSTEMS WEST, INC.
                                             Registrant

                            10/10/00         Kenneth W. Ruggles, Director
                                             (Signature)

                            10/10/00         William E. Hubert, Director
                                             (Signature)

                            10/10/00         Douglas S. Timms, Chairman
                                             of the Board and Director
                                             (Signature)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



     The Board of Directors and Stockholders
     Systems West, Inc.


     We have audited the accompanying balance sheet of Systems West, Inc. as of June 30, 1999 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Systems West, Inc. as of June 30, 1999 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses resulting in negative working capital and a stockholders' deficit at June 30, 2000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




     October 6, 2000                              /s/ CAUSEY DEMGEN & MOORE INC.
     Denver, Colorado                             CAUSEY DEMGEN & MOORE INC.

                               SYSTEMS WEST, INC.

                                 BALANCE SHEET

                             June 30, 1999 and 2000

                                     ASSETS

                                                             1999        2000
                                                             ----        ----
Current assets (Note 5):
   Cash                                                    $ 1,200     $ 1,934
   Accounts receivable, less allowance for doubtful
     accounts of $1,900 in 1999 and 2000                   160,402         150
   Inventories (Note 3)                                     86,464      69,607
   Prepaid expenses                                          3,201       2,623
                                                           -------    --------

    Total current assets                                   251,267      74,314

Furniture and equipment, less accumulated depreciation
   of $94,446 in 2000 ($81,978 in 1999) (Note 5)            22,571      31,134

Prototype equipment, less accumulated depreciation of
   $166,901 in 2000 ($150,903 in 1999) (Note 5)             15,998           -

Other assets (Note 5)                                        3,774       4,363
                                                          --------    --------

                                                          $293,610    $109,811
                                                          ========    ========


                            See accompanying notes.
                                       F2

                               SYSTEMS WEST, INC.

                                 BALANCE SHEET

                             June 30, 1999 and 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            1999        2000
                                                            ----        ----
Current liabilities:
   Note payable (Notes 5 and 11)                          $209,514    $ 50,000
   Accounts payable                                        134,793     134,308
   Deferred income                                               -       4,800
   Accrued commission expense                               71,020      86,904
   Accrued warranty liability                                7,000      10,000
   Other accrued liabilities                               109,469      78,173
   Payable to officers/directors (Notes 4 and 5)            34,354      96,515
   Current portion of capitalized lease obligations
    (Note 7)                                                 1,977       6,979
                                                         ---------   ---------

    Total current liabilities                              568,127     467,679

Capitalized lease obligations (Note 7)                       4,411      15,389
                                                         ---------   ---------

    Total liabilities                                      572,538     483,068

Commitments (Notes 7 and 11)

Stockholders' equity (deficit) (Note 6):
   Preferred stock, $.01 par value; 1,000,000 shares
    authorized, Series A, 812.5 shares issued and
    outstanding (liquidation preference of $32,500)              8           8
   Common stock, no par value; 200,000,000 shares
    authorized, 13,862,370 shares (13,212,370 shares
    in 1999) issued and outstanding                      1,745,016   1,745,016
   Additional paid-in capital                              324,842     324,842
   Accumulated deficit                                  (2,348,794) (2,443,123)
                                                        ----------  ----------

    Total stockholders' equity (deficit)                  (278,928)   (373,257)
                                                        ----------  ----------

                                                        $  293,610  $  109,811
                                                        ==========  ==========


                            See accompanying notes.
                                       F3

                               SYSTEMS WEST, INC.

                            STATEMENT OF OPERATIONS

                   For the Years Ended June 30, 1999 and 2000

                                                           1999        2000
                                                           ----        ----

Sales (Note 9)                                         $  747,003  $  437,694

Costs and expenses:
   Cost of sales                                          508,663     275,640
   Marketing                                              126,777      73,713
   Research and development                                49,290       6,238
   General and administrative                             174,138     156,283
   Interest                                                70,695      20,149
                                                       ----------  ----------

                                                          929,563     532,023
                                                       ----------  ----------

Net loss (Note 8)                                      $ (182,560) $  (94,329)
                                                       ==========  ==========

Basic net loss per common share                        $     (.01) $     (.01)
                                                       ==========  ==========

Weighted average common shares outstanding             13,130,000  13,675,000
                                                       ==========  ==========


                            See accompanying notes.
                                       F4


                                                SYSTEMS WEST, INC.

                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                    For the Years Ended June 30, 1999 and 2000


                                      Series A                                                                  Total
                                   preferred stock       Common stock         Additional      Accumulated    stockholders'
                                   Shares   Amount    Shares      Amount    paid-in capital     deficit    equity (deficit)
                                   ------   ------    ------      ------    ---------------  -----------   ----------------
Balance, June 30, 1998              812.5    $ 8    12,212,370  $1,723,316    $160,435       $(2,166,234)    $(282,475)

   Stock options exercised (Note 6)     -      -     1,000,000      21,700           -                 -        21,700

   Contribution of payable to
    officers/directors (Note 4)         -      -             -           -     164,407                 -       164,407

   Net loss for the year                -      -             -           -           -          (182,560)     (182,560)
                                    -----    ---    ----------  ----------    --------         ---------     ---------

Balance, June 30, 1999              812.5      8    13,212,370   1,745,016     324,842        (2,348,794)     (278,928)

   Stock options exercised (Note 6)     -      -       650,000           -           -                 -             -

   Net loss for the year                -      -             -           -           -           (94,329)      (94,329)
                                    -----    ---    ----------  ----------   ---------       -----------     ---------

Balance, June 30, 2000              812.5    $ 8    13,862,370  $1,745,016    $324,842       $(2,443,123)    $(373,257)
                                    =====    ===    ==========  ==========    ========       ===========     =========

                                                  See accompanying notes.
                                                            F5

                               SYSTEMS WEST, INC.

                            STATEMENT OF CASH FLOWS

                   For the Years Ended June 30, 1999 and 2000


                                                          1999          2000
                                                          ----          ----

Cash flows from operating activities:
   Net loss                                              $(182,560)   $(94,329)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                         30,108      28,466
      Changes in assets and liabilities:
       Accounts receivable                                (107,787)    160,252
       Costs and estimated earnings on long-term
        contracts                                          359,580           -
       Inventories                                          37,233      16,857
       Prepaid expenses                                      2,260         578
       Accounts payable                                    (10,345)       (485)
       Accrued commission expense                           32,181      15,884
       Other accrued liabilities                            80,082     (28,296)
       Deferred income                                     (29,642)      4,800
       Payable - officers/directors                         31,773      62,161
                                                         ---------   ---------

      Net cash provided by operating
        activities                                         242,883     165,888

Cash flows from investing activities:
   Acquisition of furniture and equipment                        -      (4,191)
   Acquisition of prototype equipment                       (1,380)          -
   Decrease in other assets                                      -        (589)
                                                         ---------   ---------

      Net cash used in investing activities                 (1,380)     (4,780)

Cash flows from financing activities:
   Proceeds from line of credit                            305,996     169,999
   Payments on line of credit                             (563,982)   (379,513)
   Proceeds from note payable                                    -      50,000
   Payments on capitalized lease obligations                (6,269)       (860)
                                                         ---------    --------

    Net cash used in financing
      activities                                          (264,255)   (160,374)
                                                         ---------   ---------

Net increase (decrease) in cash and cash equivalents       (22,752)        734

Cash and cash equivalents at beginning of year              23,952       1,200
                                                         ---------   ---------

Cash and cash equivalents at end of year                 $   1,200   $   1,934
                                                         =========   =========


                            See accompanying notes.
                                       F6

                               SYSTEMS WEST, INC.

                            STATEMENT OF CASH FLOWS

                   For the Years Ended June 30, 1999 and 2000

                                                           1999          2000
                                                           ----          ----

Supplemental disclosures of cash flow information:

   Cash paid during the period for interest              $ 72,708      $20,149
                                                         ========      =======

Supplemental schedule of noncash investing and financing activities:

   During the year ended June 30, 2000, the Company entered into capital leases for furniture and equipment amounting to $16,840.

   During the year ended June 30, 1999, payables to officers/directors were utilized to exercise stock options in an aggregate of $21,700.

   During the year ended June 30, 1999, officers, directors and significant shareholders contributed payables to the Company in the amount of $164,407.


                            See accompanying notes.
                                       F7

                               SYSTEMS WEST, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             June 30, 1999 and 2000


1.   Summary of significant accounting policies

     Organization:

     Systems West, Inc. (the Company), a Colorado corporation, was organized on December 10, 1986. The Company has developed and markets weather satellite ground receiver stations, as well as provides consulting services to private industry and the U.S. Government.

     Continuing operations:

     The financial statements have been prepared on a going-concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Since 1995, the Company has incurred substantial losses, resulting in negative working capital of $393,365 and a stockholders' deficit of $373,257 at June 30, 2000. The Company's continued existence is dependent on its ability to achieve profitable operations, obtain additional debt or equity funding, locate a partner, or consummate a business combination providing additional equity funding. Subsequent to June 30, 2000, two of the directors of the Company have paid bills on the Company's behalf of $17,348. The financial statements do not include any adjustment relating to the recoverability and classifica- tion of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going-concern in its present form.

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


                             See accompanying notes.
                                       F8

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


                             See accompaying notes.
                                       F9

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

     Fair value of financial instruments:

     The carrying amount of cash and cash equivalents and notes payable approximates fair value because of the short maturity of those instruments.

2.   Costs and estimated earnings on uncompleted contracts

     Costs incurred and estimated earnings on uncompleted contracts are as follows at June 30, 2000:

         Costs incurred on uncompleted contracts            $  98,817
         Estimated earnings                                    21,183
                                                            ---------
                                                              120,000
         Less billings to date                               (120,000)
                                                            ---------
                                                            $    --
                                                            =========

     Revisions in estimated contract costs are made in the year in which circumstances requiring the revisions become known.

3.   Inventories

     Inventories consist of the following at June 30:

                                                        1999          2000
                                                        ----          ----

        Computer parts                                $ 43,477      $ 41,953
        Work-in-process                                 42,987        27,654
                                                      --------      --------

                                                      $ 86,464      $ 69,607
                                                      ========      ========


                             See accompanying notes.
                                      F10

4.   Related party transactions

     Payable to officers/directors consists of the following at June 30:

                                                      1999          2000
                                                      ----          ----
        Accrued salaries                            $      -      $ 48,755
        Reimbursement of Company expenses             34,354        96,515
                                                    --------      --------

                                                    $ 34,354      $ 66,619
                                                    ========      ========

     During 1999, officers, directors and significant shareholders forgave payables due them in the aggregate amount of $164,407. The forgiveness has been accounted for as a contribution to capital.

5.   Note payable

     At June 30, 1999, the Company had a line of credit from a finance company obtained under a California Export Financing Office guarantee, in the amount of $800,000. The line provides pre-shipment working capital financing against certain export purchase orders, bears interest at the prime rate plus 3% (11% at June 30, 1999), and is repayable from the assignment of proceeds from the purchase orders. As of June 30, 1999, the Company had borrowed $209,514 under the line of credit. The related promissory note matured on October 31, 1999, the finance company obtained a first lien on all assets of the Company, and officers of the Company had subordinated their loans from the Company to the promissory note.

     During October 1999, the Company repaid the outstanding balance on the existing line of credit and entered into a new $170,000 line of credit with a finance company under an SBA agreement. The agreement provides for working capital financing against certain export purchase orders, bears interest at the prime rate plus 3% and expired on February 29, 2000.

     In July 1999, the Company received proceeds pursuant to a $50,000 8% subordinated, convertible loan. The loan and outstanding interest are convertible into common stock over the two year term at $.05 per share.

6.   Stockholders' equity (deficit)

     Preferred stock:

     The Series A preferred stock has a $40.00 per share liquidation preference and is convertible to common stock on an 180 for one basis at the option of the holders. The preferred stock may be redeemed at any time at $40.00 per share, at the election of the Board of Directors of the Company.

     The Company has authorized but unissued shares of preferred stock which may be issued in such series and preferences as determined by the Board of Directors.


                             See accompanying notes.
                                       F11

     Commom stock:

     On September 15, 2000, shareholders of the Company approved an increase in the authorized number of common shares to 200,000,000 shares and also approved a ten-to-one forward stock split. All number of shares and per-share references have been retroactively adjusted to reflect this change.

     Stock options:

     The Company has a Key Employee Stock Option Plan which provides for the granting to officers, directors and key employees of the Company, options to purchase up to 40,000,000 shares of the Company's common stock.

     On August 2, 1993, the Company granted non-qualified options to purchase a total of 2,200,000 shares of its common stock to three officers and directors of the Company, exercisable through August 2, 1998 at $.01 per share, of which options to purchase 200,000 shares were exercised in February 1994, and the remaining 2,000,000 shares were exercised in March and July 1998. On January 23, 1995, the Company granted non-qualified options to purchase 1,200,000 shares of its common stock at $.018 per share to a director of the Company, which shares were exercised during June 1998 and June 1999, 650,000 of the shares were not physically issued at June 30, 1999; however, they are treated as exercised in the following tables. On December 16, 1998, the Company granted non-qualified options to purchase 250,000 shares of its common stock to an officer. On November 13, 1999, the Company granted non- qualified options to purchase 305,000 shares of its common stock to an officer and two employees.

     The following is a summary of stock option activity:

                                              Weighted
                              Option price     average        Number of
                               per share     exercised price   shares
                              -----------------------------------------

     Balance June 30, 1998    $.01 to $.10      $.017         1,875,000
     Granted                     $.022          $.022           250,000
     Exercised                $.01 to $.018     $.013        (1,650,000)
     Expired                  $.019 to $.10     $.09            (80,000)
                              -----------------------------------------
     Balance June 30, 1999    $.015 to $.044    $.023           395,000
     Granted                      $.0165        $.0165          305,000
                              -----------------------------------------
     Balance June 30, 2000    $.015 to $.044     $.02           700,000
                                                              =========


                             See accompanying notes.
                                      F12

     The following is additional information with respect to those options outstanding at June 30, 2000:

                                   Weighted
                                    average
                                  remaining         Weighted
                                contractual life   average exercise    Number of
     Option price per share         in years          price             shares
     ----------------------     ----------------   ----------------    ---------
              $.015                   .9              $.015            60,000
              $.019                  2.4              $.019            45,000
              $.044                  1.4              $.044            40,000
              $.022                  2.7              $.022           250,000
              $.017                  4.4              $.017           305,000
                                                                      -------
                                                                      700,000
                                                                      =======

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. The amount of compensation that would have been recorded had the compensation been based on the fair value of the stock options granted would not have been material for either the years ended June 30, 1999 or 2000.

     Common stock to be issued:

     As of June 30, 1999, the Company was not able to physically issue 650,000 shares of common stock exercised pursuant to a stock option June 28, 1999. The shares were excluded from all disclosures of outstanding shares in the accompanying financial statements until they were physically issued during the year ended June 30, 2000.

7.   Lease commitments

     Operating leases:

     The Company leases office and production space under a month-to-month lease agreement.

     During March 2000, the Company renewed its lease for reduced office and production space effective March 1, 2000 on a month-to-month basis with monthly base rent of $1,951.

     Rent expense for operating leases was $36,123 and $24,379 for each of the years ended June 30, 1999 and 2000, respectively.


                             See accompanying notes.
                                      F13

     Capitalized lease obligations:

     At June 30, 2000, the Company had capitalized leases for office equipment. Following is a schedule of future minimum rental payments, including interest, on the capitalized lease obligations:

           Year ending June 30,                       Amount
           --------------------                       ------
                   2001                              $ 9,417
                   2002                                9,417
                   2003                                7,844
                                                     -------
      Total future minimum lease payments             26,678
      Less amount representing interest                4,310
                                                     -------
      Present value of future net minimum
         lease payments                               22,368
      Due within one year                              6,979
                                                     -------
      Due after one year                             $15,389
                                                     =======

     Property recorded under capital leases include the following amounts:

                                               1999             2000
                                               ----             ----

     Furniture and equipment                 $18,834          $35,674
     Accumulated amortization                 11,333           19,110
                                             -------          -------

     Net capitalized leased property         $ 7,501          $16,564
                                             =======          =======

8.   Income taxes

     The Company has net operating loss carryforwards of approximately $2,389,000 which it may use to offset future taxable income. The carryforwards expire as follows:


                             See accompanying notes.
                                      F14

                     Year
                     ----
                     2003                          $   37,000
                     2004                             746,000
                     2005                             189,000
                     2006                             314,000
                     2007                             148,000
                     2009                              48,000
                     2010                             188,000
                     2012                             150,000
                     2013                             290,000
                     2019                             191,000
                     2020                              88,000
                                                   ----------

                                                   $2,389,000
                                                   ==========

     Deferred tax assets result from the accrual of warranty, vacation expenses and accrued salaries to officers/directors for financial reporting purposes which were not accrued for tax return purposes.

     As of June 30, 1999 and 2000, total deferred tax assets and valuation allowance are as follows:

                                                     1999           2000
                                                     ----           ----

        Deferred tax assets                        $ 10,000      $ 10,000
        Deferred tax assets resulting from
          loss carryforward                         782,000       846,000
        Valuation allowance                        (792,000)     (856,000)
                                                   --------      --------

                                                   $      -      $      -
                                                   ========      ========

9.   Major customers and export sales

     Major customers:

     Customers which accounted for over 10% of revenues were as follows for the years ended June 30:


                             See accompanying notes.
                                      F15

                                                       1999        2000
                                                       ----        ----

                  Customer A                            50%          0%
                  Customer B                            26%         27%
                  Customer C                            * %         41%

                  * - Less than 10%

     Export sales:

     The breakdown of export sales by geographic area is as follows for the years ended June 30:

                                                  1999          2000
                                                  ----          ----

     Canada/Mexico                            $       -      $ 68,000
     Europe                                      81,000       185,000
     Asia                                       214,000       129,000
     South America - Caribbean                  391,000        46,000
                                               --------      --------

     Total export sales                       $ 686,000      $428,000
                                              =========      ========

10.  Pension Plan

     The Company has a Simplified Employee Pension Plan (the "Plan") which covers all employees of the Company. The Company's contribution to the Plan is discretionary and is subject to limitations prescribed by the Internal Revenue Service for qualified benefit plans. No contributions to the plan were made by the Company during the years ended June 30, 1999 or 2000.

11.  Subsequent events

     Subsequent to June 30, 2000, two directors of the Company have paid bills on the Company's behalf if $17,348.

     On September 22, 2000, two directors of the Company were granted an aggregate of 3,500,000 options to purchase common stock of the Company at an exercise price of $.055 per share.


                             See accompanying notes.
                                      F16