Form 10QSB
period 2000-09-30
SYSTEMS WEST INC
filed 2000-11-21
CIK 819346

Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended:  September 30, 2000

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
November 10, 2000:    13,862,370

INDEX

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
            Balance Sheets
              September 30, 2000 (unaudited)
              and June 30, 2000                        Page 3
            Statements of Operations
              Three months ended September 30,
              2000 and 1999 (unaudited)                Page 5
            Statements of Cash Flows
              Three months ended September 30,
              2000 and 1999 (unaudited)                Page 6
            Notes to Financial Statements
              (unaudited)                              Page 8

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                   Page 9

PART II.  OTHER INFORMATION                            Page 9

SIGNATURES                                             Page 10

                    SYSTEMS WEST, INC.
                      BALANCE SHEETS
                          ASSETS
                        (unaudited)


                                    September 30,      June 30,
                                        2000             2000
                             ______________________________________
[S]                                     [C]             [C]
CURRENT ASSETS
  Cash                                 $    539        $  1,934
  Receivables, net of allowance for
    doubtful accounts                       150             150
  Inventory
    Costs & estimated earnings on
      long-term contracts                    --              --
    Work-in-process                      27,654          27,654
    Computer parts                       41,686          41,953
  Prepaid expenses                        1,499           2,623
                                        -------         -------
        Total current assets             71,528          74,314

FURNITURE AND EQUIPMENT, net of
 $96,532 (September) and $94,446
 (June) of accumulated depreciation      29,049          31,134

PROTOTYPE EQUIPMENT, net of
  $166,901 (September) and $166,901
  (June) of accumulated depreciation      1,365              --

Other Assets                              4,363           4,363
                                        -------         -------
                                       $106,305        $109,811
                                        =======         =======

                     SYSTEMS WEST, INC.
                 BALANCE SHEETS (CONTINUED)
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                         (unaudited)

                                      September 30,     June 30,
                                          2000           2000
                                  ________________________________

CURRENT LIABILITIES
  Note payable                         $ 50,000        $ 50,000
  Accounts Payable                      128,535         134,308
  Deferred Income                         2,400           4,800
  Accrued Liabilities                   212,848         175,077
  Payables - officers/directors          98,730          96,515
  Current portion of capitalized
    lease obligation                      7,295           6,979
                                        -------         -------
    Total current liabilities           499,808         467,679

Capitalized lease obligation             13,159          15,389
                                        -------         -------
    Total liabilities                   512,967         483,068

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    1,000,000 shares authorized,
    Series A, 812.5 shares issued
    and outstanding (liquidation
    preference of $32,500)                    8               8
  Common stock, no par value;
    200,000,000 shares authorized,
    13,862,370 shares issued and
    outstanding                       1,745,016       1,745,016
  Additional paid-in capital            324,842         324,842
  Accumulated deficit                (2,476,528)     (2,443,123)
                                      ---------       ---------
    Total stockholders' equity
       (deficit)                       (406,662)       (373,257)
                                      ---------       ---------
                                      $ 106,305       $ 109,811
                                      =========       =========
[FN]
See accompanying notes to financial statements.

                    SYSTEMS WEST, INC.
                 STATEMENTS OF OPERATIONS
                        (unaudited)



                                          Three Months Ended
                                             September 30
                                       2000               1999
                                    _____________________________
[S]                                 [C]                [C]

Revenues
  Sales                              $ 18,205           $190,301
Costs and expenses
  Cost of sales                         4,008             94,002
  Marketing                               450             22,938
  Research and development                 --              6,080
  General and administrative           47,152             52,563
                                      -------            -------
                                       50,610            175,583
                                      -------            -------
Net income (loss)                    $(33,405)          $ 14,718
                                      =======            =======
Net income (loss) per common share         (*)                 *

Weighted average common shares     13,862,370         13,862,370

  *  less than $.01 per share
[FN]
See accompanying notes to financial statements.

                    SYSTEMS WEST, INC.
                 STATEMENTS OF CASH FLOWS
                        (unaudited)

                                     Three Months Ended September 30
                                             2000         1999
                                     _______________________________
[S]                                        [C]          [C]
Cash flows from operating activities:
  Net income <loss>                        $(33,405)     $14,718
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization           2,086        7,527
      Decrease in receivables                    --      146,284
      Increase in costs and estimated
        earnings on long-term contracts          --      (70,000)
      Decrease in inventories                   267       15,221
      (Increase) decrease in prepaid
        expenses/deposits                     1,124       (2,463)
      Decrease in accounts payable               --       (2,240)
      Increase (decrease) in accrued
        liabilities and customer deposits    31,998      (56,538)
      Increase in payables--officers/
        directors                             2 215           --
      Decrease in deferred revenue           (2,400)          --
                                            -------      -------
           Net cash provided by
           operating activities               1,885       52,509


Cash flows from investing activities
  Acquisition of prototype equipment         (1,366)          --
  Decrease in other assets                       --           --
                                            -------      -------
           Net cash used in investing
           activities                        (1,366)          --
                                            -------      -------
Cash flows from financing activities
  Increase on line of credit                     --      (27,108)
  Payments on capital lease                  (1,914)         115
  Investment in Common Stock                     --           --
                                            -------      -------
           Net cash used in financing
           activities:                       (1,914)     (26,993)
                                            -------      -------

                    SYSTEMS WEST, INC.
                 STATEMENTS OF CASH FLOWS
                        (unaudited)



Net increase (decrease) in cash and
  cash equivalents                          (1,395)       25,516

Cash and cash equivalents at beginning
  of period                                  1,934         1,200
                                           -------       -------

Cash and cash equivalents at end of
  period                                   $   539       $26,716
                                           =======       =======

Supplemental disclosures of cash flow
  information
Cash paid during the period for
  interest                                      --         5,848

See accompanying notes to financial statements.

                    SYSTEMS WEST, INC.
              NOTES TO FINANCIAL STATEMENTS
                    September 30, 2000

1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial position as at September 30, 2000 and 1999 and the results of its operations, changes in its stockholders' equity and cash flows for the respective periods then ended. Management has elected to omit certain disclosure required by generally accepted accounting principles. The Company's Form 10-KSB for fiscal year ended June 30, 2000 includes audited financial statements as of June 30, 2000 and 1999, complete with the auditors' report and footnotes to the financial statements, and should be read in conjunction with this Form 10-QSB.

Continuing operations:

The financial statements have been prepared on a going-concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. Since 1995, the Company has incurred substantial losses, resulting in negative working capital of $428,280 and a stockholders' deficit of $406,662 at September 30, 2000. The Company's continued existence is dependent on its ability to achieve profitable operations, obtain additional debt or equity funding, locate a partner, or consummate a business combination providing additional equity funding. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should the Company be unable to continue as a going-concern in its present form.

2.  STOCKHOLDERS' EQUITY

On September 15, 2000, shareholders of the Company approved an increase in the authorized number of common shares to 200,000,000 shares and also approved a ten-for-one forward stock split. All numbers of shares and per share references have been retroactively adjusted to reflect this change.

The Series A preferred stock has a $40.00 per share liquidation preference and is convertible to common stock on a 180 for one basis at the option of the holders. The preferred stock may be redeemed at any time at $40.00 per share, at the election of the Board of Directors of the Company.

The Company has authorized but unissued shares of preferred stock which may be issued in such series and preferences as determined by the Board of Directors.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Systems West, Inc. recorded net loss of $(33,405) on net revenue of $18,205 for the quarter ended September 30, 2000 as compared to net income of $14,718 on net revenue of $190,301 for the comparable quarter of the previous year.

The Company still awaits the outcome of several long outstanding quotations, including several that have been issued in this quarter. In the meantime, operating expenses other than administrative expenses associated with the Company's compliance, are being kept to a minimum by utilizing part-time consultants.

FINANCIAL CONDITION

At September 30, 2000, the Company had a net working capital deficit of $441,000 as compared to a working capital deficit of $393,000 at June 30, 2000. The current working capital requirements are supplemented by $50,000 subordinated two year, 8% interest note convertible at $.05 per share from a private investor. However, the Company continues to be severely constrained by shortfalls in working capital needed to support normal levels of operating activities.

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

                                  SYSTEMS WEST, INC.
                                     (Registrant)

                     11/10/00     Douglas S. Timms
                      (Date)          (Signature)